Form 10QSB
period 1997-10-31
INTERCORP EXCELLE INC
filed 1997-12-15
CIK 1039467

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      __________

                                     FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to_______

Commission File Number 1-13365

                                INTERCORP EXCELLE INC.
                (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                                            N/A
---------------                                            ---
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1880 ORMONT DRIVE, TORONTO, ONTARIO, CANADA                M9L 2V4
-------------------------------------------                -------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        416-744-2124
                                                           ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    No X
                       -     -
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: December 15, 1997 - 4,075,000 common stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                               -    -

                                INTERCORP EXCELLE INC.

                                        INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Combined Balance Sheets
         as at Oct 31, 1997............................................       1

         Interim Combined Statement of cash flows for
         the nine months ended October 31, 1997 and 1996...............       2

         Interim Combined Statement of Stockholders'
         Equity for the nine months ended October 31, 1997.............       3

         Interim Combined Statement of Income for the
         nine months ended October 31, 1997 and 1996...................       4

         Notes to Combined Financial Statements........................   5 - 8

         Application of Proceeds of IPO Funds..........................       9

Item 2.  Management's Discussion and Analysis of  Financial
         Conditions and Results of Operations.......................... 10 - 12

PART II. OTHER INFORMATION

                           INTERCORP EXCELLE INC
                      INTERIM COMBINED BALANCE SHEETS
                          AS AT OCTOBER 31, 1997
                        (EXPRESSED IN US DOLLARS)
                               (UNAUDITED)

                                                                                           OCT-97 $    OCT-96 $
                                                                                          ----------  ----------
                                              ASSETS

CURRENT ASSETS
Cash and Short Term Investments.........................................................   3,759,771           0
Accounts Receivable.....................................................................     558,777     714,449
Investment Tax Credit Receivable........................................................      44,587     137,757
Inventory...............................................................................     932,381   1,043,586
Prepaid Expense And Sundry Assets.......................................................      70,153     106,349
                                                                                          ----------  ----------
Total Current Assets....................................................................   5,365,669   2,002,141

PROPERTY, PLANT AND EQUIPMENT...........................................................   3,008,880   1,263,382
                                                                                          ----------  ----------
Total Assets............................................................................   8,374,549   3,265,523
                                                                                          ----------  ----------
                                                                                          ----------  ----------
                                            LIABILITIES

CURRENT LIABILITIES
Bank Indebtedness.......................................................................           0     310,032
Accounts Payable And Accrued Expenses...................................................   1,586,181     984,048
Income Tax Payable......................................................................       9,698     105,605
Current Portion Of Long Term Debt.......................................................     243,537     234,130
                                                                                          ----------  ----------
Total Current Liabilities...............................................................   1,839,416   1,633,815

LONG TERM DEBT..........................................................................   1,558,173     612,317
DUE TO DIRECTORS........................................................................     148,772     182,156
DEFERRED INCOME TAXES...................................................................     114,923     146,734
                                                                                          ----------  ----------
Total Liabilities.......................................................................   3,661,284   2,575,022
                                                                                          ----------  ----------
                                         STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 2)..................................................................   3,798,400         160
RETAINED EARNINGS.......................................................................     953,806     694,653
CUMULATIVE TRANSLATION ADJUSTMENTS......................................................     (38,941)     (4,312)
                                                                                          ----------  ----------
Total Stockholders' Equity..............................................................   4,713,265     690,501
                                                                                          ----------  ----------
Total Liabilities and Stockholders' equity..............................................   8,374,549   3,265,523
                                                                                          ----------  ----------
                                                                                          ----------  ----------



                                  Page: 1

                           INTERCORP EXCELLE INC
                  INTERIM COMBINED STATEMENT OF CASHFLOWS
             FOR THE 9 MONTHS ENDED OCTOBER 31, 1997 AND 1996
                        (EXPRESSED IN US DOLLARS)
                               (UNAUDITED)

                                                                                            OCT-97 $    OCT-96 $
                                                                                           -----------  ---------
OPERATING ACTIVITIES
Net Income/(loss ).......................................................................      109,795    144,603

Items Not Affecting Cash:
Gains On Disposal Of Capital Assets......................................................       (2,887)          0
Depreciation & Amortization..............................................................      243,897    208,952
Deferred Income Taxes....................................................................            0          0
                                                                                           -----------  ---------
Working Capital Provided By Operating Activities.........................................      350,805    353,555

Changes In Non-Cash Operating Items:
Accounts Receivables.....................................................................      152,150    139,913
Inventories..............................................................................     (256,725)  (412,968)
Prepaid & Miscl..........................................................................        5,866    (87,814)
Income Tax Payable.......................................................................        4,070     99,918
Accounts Payable & Accruals..............................................................      785,397    (22,132)
                                                                                           -----------  ---------
Cash Provided/(Used In) Operating Activities.............................................    1,041,563     70,472
                                                                                           -----------  ---------

Investing Activities:
Net Additions To Fixed Assets............................................................   (1,942,550)  (269,433)
                                                                                           -----------  ---------
Cash Used In Investing Activities........................................................   (1,942,550)  (269,433)
                                                                                           -----------  ---------

Financing Activities:
Advance/(Repayment) of Bank Indebtedness.................................................     (235,160)   132,353
Repayment of Long Term Debt..............................................................       (6,961)         0
Proceeds from Long Term Debt.............................................................      997,648      7,393
Net proceeds from issuance of common shares..............................................    3,798,400          0
Cash Provided By(Used In) Financing Activities...........................................    4,553,927    139,746
                                                                                           -----------  ---------
Effect of foreign currency exchange rate changes.........................................      (27,526)     2,495
                                                                                           -----------  ---------

Increase/(Decrease) In Cash..............................................................    3,625,413    (56,720)

Bank Indebtedness, Beginning Of Period...................................................      134,357   (253,312)
                                                                                           -----------  ---------
Cash and Short Term Investments, end of period...........................................    3,759,770   (310,032)
                                                                                           -----------  ---------
                                                                                           -----------  ---------

                                 Page: 2

                           INTERCORP EXCELLE INC
            INTERIM COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE 9 MONTHS ENDED OCT 31, 1997
                        (EXPRESSED IN US DOLLARS)
                               (UNAUDITED)


                                                                         COMMON STOCK                  CUMULATIVE      TRANSLATION
                                                                         NO. OF SHARES    AMOUNT    RETAINED EARNINGS  ADJUSTMENTS
                                                                          ------------  ----------  -----------------  -----------
Balance at January 31, 1997 (Excelle Brands Food
  Corporation and Intercorp Foods Limited)............                                                       844,011        (31,929)

Common shares issued at incorporation.................   April 97                300          220
Foreign currency translations.........................                                                                       (7,012)

Common shares issued as condition of Bridge loan......                       175,000

Common shares issued in acquiring 100% interest
ownership interests in Intercorp Foods Limited,
Kalmath Investments Limited (Parent Company of
Excelle Brands food Corporation)......................   May 97            2,899,700

Common shares issued for cash for Initial Public
Offering..............................................   Oct 97            1,000,000    5,122,475

IPO issuing cost......................................                                 (1,324,295)

Net Income for the 9 months ended Oct 31, 1997........                                                       109,795
                                                                          ------------  ----------  -----------------  -----------

Balance at October 31, 1997...........................                     4,075,000    3,798,400            953,806      (38,941)
                                                                          ------------  ----------  -----------------  -----------
                                                                          ------------  ----------  -----------------  -----------

Balance at January 31, 1996...........................                           200          160            550,050      (45,445)

Foreign currency translations.........................                                                                     41,134

Net Income for the 9 months ended Oct 31, 1996........                                                      144,603
                                                                          ------------  ----------  -----------------  -----------

Balance at October 31, 1996...........................                           200          160           694,653        (4,311)
                                                                          ------------  ----------  -----------------  -----------
                                                                          ------------  ----------  -----------------  -----------


                                   Page: 3

                                   INTERIM EXCELLE INC.
                            INTERIM COMBINED STATEMENT OF INCOME
                     FOR THE 9 MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                (EXPRESSED IN US DOLLARS)
                                     (UNAUDITED)


                                                                  3 MONTHS ENDED  9 MONTHS ENDED  9 MONTHS ENDED
                                                                      OCT-97          OCT-97          OCT-96
                                                                  --------------  --------------  --------------
GROSS SALES.....................................................      2,471,500       8,720,594       7,867,035
Trade Expenditures..............................................        232,742         696,993         675,636
                                                                  --------------  --------------  --------------
NET SALES.......................................................      2,238,758       8,023,601       7,191,399
Cost of sales...................................................      1,512,078       5,378,732       5,014,002
                                                                  --------------  --------------  --------------
GROSS PROFIT....................................................        726,680       2,644,869       2,177,397
EXPENSES
Selling.........................................................        292,654       1,264,032         986,567
General & administrative........................................        305,200         798,530         580,365
Research & development costs....................................         22,532          80,629         100,480
Financial.......................................................         24,781          81,857          57,213
Amortization....................................................         66,665         248,333         208,952
                                                                  --------------  --------------  --------------
TOTAL OPERATING EXPENSES........................................        711,832       2,473,381       1,933,577
                                                                  --------------  --------------  --------------
INCOME (LOSS) BEFORE INCOME TAX.................................         14,848         171,488         243,820
Income taxes....................................................          6,683          61,693          99,217
                                                                  --------------  --------------  --------------
NET INCOME (LOSS)...............................................          8,165         109,795         144,603
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
NET INCOME PER WEIGHTED AVERAGE COMMON SHARES (NOTE 2)..........           0.00            0.03            0.03
NET INCOME PER FULLY DILUTED NO. OF COMMON SHARES (NOTE 2)......           0.00            0.02            0.03
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES (NOTE 2).........      4,075,000       4,075,000       4,075,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
FULLY DILUTED AVERAGE NUMBER OF COMMON SHARES (NOTE 2)..........      5,674,750       5,674,750       5,674,750
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                    Page: 4

                                INTERCORP EXCELLE INC.
                   NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
                              (EXPRESSED IN US DOLLARS)
                                     (UNAUDITED)

1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Basis of Presentation


            These financial statements and the notes attached thereto include the the accounts of Intercorp Excelle Inc. ("The Company") and the the subsidiaries; Intercorp Foods Limited, Kalmath Investments Limited and Excelle Brands Food Corporation, were prepared by the Company pursuant to the rules and regulations the Securities and Exchange Commission. All material inter-company adjustments and transactions are eliminated to present a fair statement of the results for interim periods. Certain footnotes disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

        b)  Principal activities

            Intercorp Excelle Inc. was incorporated on April 16, 1997 for the purpose of acquiring 100% control of the subsidiary companies, i.e. Intercorp Foods Limited and Excelle Brands Food Corporation., which were incorporated in Canada on December 20, 1982 and February 7, 1987 respectively. The subsidiary Companies are principally engaged in the production of food products in Canada and its distribution in Canada and in the U.S.

        c)  Cash and Short term investments

            Cash and short term investments include cash on hand, amount due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

        d)  Other financial instruments

            The carrying amount of the companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments.

        e)  Inventory

            Inventory is valued at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis.

        f)  Property, Plant and Equipment

            Equipment                           20%      Declining Balance
            Leasehold Improvement               10%      Straight Line
            Vehicle                             30%      Declining Balance
            Computer Equipment                  30%      Declining Balance
            Office Furniture                    20%      Declining Balance


           Amortization for assets acquired during the period are recorded at one-half of the indicated rates, which approximates when they were put into use.

                                    Page: 5

                                INTERCORP EXCELLE INC.
                   NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
                              (EXPRESSED IN US DOLLARS)
                                     (UNAUDITED)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        g)  Income Taxes

            The companies account for income tax under the provisions of Statement of Financial Accounting standard No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

        h)  Foreign Currency Translation

            The companies maintained their books and records in Canadian Dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non monetary items are translated at historical rates. Income and expenses are translated at the rate in effect of the transaction dates. Transaction gains and losses are included in the determination of earnings for the period.

            The translation of the financial statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholder's equity.

        I)  Sales

            Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

        j)  Government Assistance and Investment Tax Credits

            Government Assistance and Investment Tax Credits are recorded on the accrual basis and are accounted for as a reduction of the related current or capital expenditures.

        k)  Net Income per Weighted Average Common Shares

            Net Income per common shares is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

                                   Page: 6

                                INTERCORP EXCELLE INC.
                   NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
                              (EXPRESSED IN US DOLLARS)
                                     (UNAUDITED)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        l)  Use of Estimates

            The preparation of financial statements required management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        m) Accounting Changes

            On February 1, 1996 the company adopted the provision of SFAS No. 121, Accounting for the Impairment of long-lived assets and for long-lived Assets to be Disposal Of. SFAS No. 121 requires that long-lived Assets to be held and used by an entity by an entity be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. This statement is effective for for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the company's results of operations.

            In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduces the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to to recognized compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123.

                                    Page: 7

                                INTERCORP EXCELLE INC.
                   NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
                              (EXPRESSED IN US DOLLARS)
                                     (UNAUDITED)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
2           Authorized

            An unlimited number of common and preference shares

            The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights,

            The preference shares are issuable in series upon approval by the directors with the appropriate designation,

                                                                                           COMMON
                                                                   WARRANTS    OPTIONS     SHARES         $
                                                                  ----------  ---------  ----------  -----------
     Issued upon incorporation..................................                                300          220

May  Issued 175000 shares as part of the condition of the
     Bridge loan................................................     175,000                175,000           --

May  Issued 2899700 shares in exchange of 100% ownership
     interests in Kalmath Investments Limited(parent company
     of Excelle Brands Food Corporation) and Intercorp Foods
     Limited from the existing shareholders.....................                          2,899,700
May  Options granted to five individuals including officers,
     directors and key employees................................                200,000          --

Oct. Issued $1,000,000 shares of common stock for cash @ $5.00
     each.......................................................                           1,000,000   5,000,000
     Issued 1065000 Redeemable Common Stock Purchase
     Warrants...................................................   1,065,000                             106,500
Oct. Issued 159750 warrants for over-allotment..................     159,750                              15,975
     Cost incurred in connection with the initial public
     offering...................................................                                      (1,324,295)
                                                                   ----------  ---------  ----------  -----------
                                                                   1,399,750    200,000   4,075,000    3,798,400
                                                                   ----------  ---------  ----------  -----------
                                                                   ----------  ---------  ----------  -----------
Basic weighted average number of common shares.....................                       3,798,400
                                                                                         -----------
                                                                                         -----------
Fully Diluted average number of common shares (including
  outstanding common shares, warrants and option)...............                           5,674,750
                                                                                          ----------
                                                                                          ----------

                                     Page: 8

                        APPLICATION OF PROCEEDS OF IPO FUNDS
                           UPDATE AS AT OCTOBER 31, 1997

                        (AMOUNT EXPRESSED IN U.S. DOLLARS)



                                                                  >
Net proceeds from IPO                                           Note 1          $  3,798,180
                                                                                 -----------
                                                                                 -----------
Application of proceeds as at October 31, 1997:

Repayment of Bridge Loans                                         (1)                655,000

Down payment for purchase of currently leased facilities          (2)                417,558

Working Capital                                                   (3)              2,725,622

                                                                                 -----------
Total proceeds                                                                     3,798,180
                                                                                 -----------
                                                                                 -----------

(1) The Bridge Loan was repaid in October 1997 immediately after receipt of the IPO proceeds; Principal $625,000 - plus interest $30,000.

(2)  Cost of purchasing the currently leased facilities                            1,415,206
     Less:
     Mortgage loan proceeds                                                         (997,648)
                                                                                 -----------

(3)  Net amount of financing from IPO proceeds                                       417,558
                                                                                 -----------
                                                                                 -----------
(4)  Unused IPO proceeds at October 31, 1997 are temporarily invested in short term investments with maturity less than 3 months. The funds will be used for general corporate purposes including possible strategic acquisitions.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION

General

     The statements contained in this Prospectus that are not historical are forward looking statements, including statements regarding the Company's expectations, beliefs or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Results of Operations

Nine Months Ended Oct 31, 1997 Compared to Nine Months Ended Oct 31,1996.

     Revenues for nine months ended October 31, 1997 were $8,720,594, a 10.8% increase over prior year revenues of $7,867,035. This increase was due to growth in Renee's branded business (launch of incrementally new Renee's Gourmet Naturally Light-TM- dressings last year), food service (incremental Scotts Hospitality/KFC business) and private label (Shaw's, Wegman's in the United States and Horizon's launch across Canada in April 1997).

     Gross profit for nine months ended October 31, 1997 was 32.9% of net revenues, a substantial improvement as compared to the same quarter one year ago, which was 30.3%. This positive change can be attributed to improvements in operational efficiency and cost of goods. Lower contracted prices for oil, cheese and other primary ingredients have contributed as well as lower than planned factory overhead and direct labor expenses. Gross margins were not affected by price changes, which, for the most part, remained unchanged, as compared to the prior year.

     Selling and Marketing expenses increased by $277,465 in the nine months ended October 31, 1997 over 1996. A percentage of the increase over the prior year reflects a continuation of incremental support costs against the launch of Renee's Gourmet Naturally Light-TM- and a focused strategy to invest in the growth of branded business through increased advertising and consumer promotions. General and Administrative expenses of $798,530 were 37.6% higher than prior year, reflecting both incremental costs associated with the completion of the Public Offering October 9, 1997 and increased spending to support sales growth.

Income from operations decreased $72,332 to $171,488 for the nine months ended October 31, 1997 versus the prior year. This decrease in income from operations is directly a result of continued sales growth and improved gross margins, which was more than offset by investment in consumer promotions, advertising and fixed overheads expenses year to date.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION (continued)

Liquidity and Capital Resources

     The Company's net increase in cash flow from operations for the quarter ending October 31, 1997 was $3,625,413 which reflects primarily net proceeds of the Company's Public Offering effective October 9, 1997. Increase in cash from operating activities totalled $1,041,562. Net Income of $109,795, traced primarily to increased sales and gross profits. Accounts payable and accrued liabilities increased by $785,396, reflecting increased purchases and selling, administration expenses. Excess cash balances were used to reduce bank indebtedness during the period as well as paydown an existing bank loan from Business Development Bank of Canada and certain unsecured creditors which the Company owed amounts to under settlement agreements shown as long term debt.

     Cash flows used in investing activities during the nine months ending October 31, 1997 were $1,942,550. This reflected capital additions of $527,344 and the remainder towards the purchase of the Company's existing facility from its landlord. This transaction was completed October 28, 1997 and was financed by a 10 year mortgage loan of $997,648 from the Company's current banker, the National Bank of Canada. The Company believes this transaction will secure a manufacturing site (with significant available capacity needed for substantial growth) over a longer period of time versus three years remaining on the previous lease agreement. The Company will also realize substantial savings in anticipated increased lease expenses as well as be able to take advantage of declining realty tax rates in the future.

     This new loan facility bears an interest at Canadian prime rate plus .75%, calculated daily and paid monthly in arrears. The Company has the option to fix the interest rate at anytime for a term of 1-5 years at a fixed rate equal to the Bank's Cost of Funds plus 1.85%. All borrowings are collateralized by the assets of the Company under a General Security Agreement and the assignment of a Lease between the Company, Excelle Brands Food Corporation and Intercorp Foods Ltd. (for a minimum of ten years), and provides for rental income sufficient to cover principal and interest payments 1.15 times.

     The Company received net proceeds of an Offering effective October 9, 1997 in a net amount of $3,798,400. Included in this amount are proceeds of $13,898 representing underwriters exercise of an overallotment option on 159,750 warrants at .10 per warrant, completed October 28, 1997. Part of the proceeds from the Offering were used to repay promissory notes in the aggregate principal amount of $625,000 ("Bridge Notes"). These notes represented commitments remaining from the Company's completion of a private placement in May 1997 and included accrued interest of $30,000. The remainder of those expenses incurred in order to complete the Offering reflected underwriting fees, legal, accounting, printing and other necessary expenditures netted against proceeds.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION (continued)



     The Company believes that the proceeds of the Offering, coupled with income from operations will fulfill the Company's working capital needs for the next two to three years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions which would utilize currently available capacity. The Company also intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

PART II   OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

          The Company made an initial public offering of its common stock, no par value, ("Common Stock") and common stock purchase warrants ("Warrants") (the Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Commission on October 9, 1997, File No 333-7202 ("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value. The offering commenced on October 9, 1997. The offering did not terminate before the Securities were sold. The underwriters of the offering were Sharpe Capital, Inc., Aegis Capital Corp, and Klein Maus and Shire Incorporated.

          In the offering the following Securities were issued on behalf of the Company and certain selling securityholders:


                    AMOUNT         AGGREGATE PRICE               AMOUNT         AGGREGATE PRICE
TITLE OF SECURITY   REGISTERED     OF OFFERING REGISTERED        SOLD           SOLD TO DATE
-----------------   ----------     ----------------------        --------       -----------------

COMPANY
-------
Common Stock        1,000,000      $5,000,000                    1,000,000      $5,000,000
Common Stock(1)       150,000         750,000                            0               0
Warrants            1,065,000         106,500                    1,065,000         106,500
Warrants(1)           159,750          15,975                      159,750          15,975


SELLING SECURITYHOLDERS
-----------------------
Common Stock           65,000         325,000                       65,000         325,000


(1) Represents the overallotment option granted to the representative of the underwriters, of which only the overallotment option as to the Warrants was exercised. The overallotment option has expired.

          The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

EXPENSE                         AMOUNT
-------                         ------
Underwriters' discounts
   and commissions            $  512,247
Finders fees                           0
Expenses paid to or for
    the underwriters             241,674
Other expenses(1)                570,374
Total Expenses                $1,324,295

None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

(1) Estimate

          The net offering proceeds to the Company after deducting for the foregoing expenses are $3,798,180.

          The following are the application of the net proceeds by the Company's from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

          Item                                  Amount
          Purchase of Building               $    417,558
          Temporary Investments(1)              2,725,622
          Repayment of Indebtedness               655,000
          Total Application of Net Proceeds  $  3,798,180

(1) money market investments

None of the foregoing application of the net proceeds were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

The application of the net proceeds to date is not a material change in the use of proceeds described in the prospectus in the Registration Statement.

                                       SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTERCORP EXCELLE, INC.



December 15, 1997                          By: /s/ ARNOLD UNGER
                                              ------------------------
                                               Arnold Unger
                                               Chief Executive Officer


December 15, 1997                          By: /s/ FRED BURKE
                                              ------------------------
                                               Fred Burke
                                               Principal Accounting Officer and
                                               Chief Financial Officer