Form 10KSB
period 1998-01-31
INTERCORP EXCELLE INC
filed 1998-05-01
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                         Commission File Number 1-13365

                             INTERCORP EXCELLE INC.

                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ontario, Canada                                                           N/A
--------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

1880 Ormont Drive
Toronto, Ontario, Canada                                              M9L 2V4
---------------------------------------                            ----------
(Address of principal executive offices)                           (Zip Code)

(416) 744-2124
--------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenues for the year ended January 31, 1998 were $11,440,643.

As of April 29, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market last sale price of $5 1/4 on April 29, 1998) was $6,510,000.

As of April 29, 1998, there were 4,075,000 shares of the registrant's common stock outstanding.

PART I.

Item 1.           DESCRIPTION OF BUSINESS

Products

    The Company manufactures, markets and distributes over 200 products including salad dressings, dips, sauces, marinades and mayonnaise. The salad dressings are marketed throughout Canada and in some regions of the United States. The Company distributes a line of gourmet salad dressings to supermarkets, gourmet stores and specialty shops, primarily in Canada, under the name "Renee's Gourmet-TM-". Salad dressings, dips, sauces, marinades and mayonnaise are also distributed under the brand name "Excelle" and under private labels for both retail and food service establishments, including supermarkets, restaurants, hotels, hospitals, schools and other institutional cafeterias throughout Canada. The private labels are sold under one of such names or the supermarkets' own name. The Company's private labels include Shaw's, Sobey's, President's Choice for Loblaw Companies, Master Choice for A&P and Wegman's.

    All of the products in the Renee's Gourmet-TM- line are made primarily from natural ingredients and are preservative and MSG free, as well as being low in sodium. Certain of the Company's products are also designed to serve certain specific health conscience markets. For example, the Company markets products which are made without milk, sugars or vegetable oils for consumers who are lactose intolerant, diabetics or allergy-prone. The Renee's line includes Ranch, Caesar, Chunky Blue Cheese and Might Caesar, as well as more exotic flavors such as Poppy Seed and Greek Feta. Renee's has the largest market share of any refrigerated salad dressing in Canada, according to recent AC Nielsen reports.

    The Company also distributes a line of low fat dressing "Renee's Gourmet Naturally Light-TM-" intended for the growing diet and health conscience market. The low-fat line includes Country Ranch, Ravin' Raspberry Vinegrette, Mediterranean Vinegrette, Roasted Red Pepper, Spring Herb Garlic Vinegrette and Jazzy Blue Cheese. Management is currently launching an extension of the Renee's Gourmet(TM) line which would include low-fat meat sauces and dips.

    Excelle products are made from premium ingredients. The Company produces many salad dressings, dips, sauces, marinades and mayonnaise, including sauces such as Peanut Sauce, Hickory Sauce and Wing Sauces. The Company markets these products to supermarkets under the Excelle label as well as the supermarkets' own brand under private label arrangements.

    The Company also makes exclusive specialty dressings for restaurants under their own names. Such dressings are made for Kentucky Fried Chicken, East Side Mario's, Druxy's, and other restaurants.

    The Company's products are sold to supermarkets in a variety of bottle sizes and in one gallon containers and individual portion cups and pouches for food service establishments.

The salad dressings are sold in the produce section of supermarkets and require refrigeration. Management believes that this is an advantage because fewer competing products are generally sold in the produce section and because such products naturally complement lettuce and other vegetables. The dressings have a four to six month refrigerated shelf life.

    The Company adheres to strict quality standards and uses fresh, natural ingredients. The Company attracts customers by providing salad dressings, sauces and other products which have unusual combinations of flavors and taste ranges, which are not offered by competitors, and because of its focus on healthy products.

Manufacturing

    The Company manufactures its salad dressings and other products at its Toronto, Ontario facility. The Company utilizes an integrated assembly process and packaging line for its products which mixes the ingredients, bottles the dressings, adds the appropriate labels and seals the bottles for consumer protection. Because no preservatives are added to the salad dressings, they are refrigerated on-site immediately and remain refrigerated through their shipping and storage, until they are disseminated to various supermarkets, gourmet stores or food service providers.

    The Company currently produces 400,000 to 500,000 pounds of its products per week utilizing 33% of its manufacturing capacity. There are two complete production lines that run all of the bottled products. In addition, the Company has a one gallon line for food service and the capability to produce one and two quart pouches, one to three ounce portion packs, drums and large totes.

    The Company purchases the ingredients for its products from a variety of sources, focusing on the freshest possible sources. These ingredients include vegetables, milk, eggs and a variety of seasonings. The availability of vegetables and other raw materials necessary for the manufacture of the Company's products and the price of many of such materials are factors over which the Company has little or no control except that the Company purchases certain ingredients such as canola oil and sugar on a fixed price basis over a set time period to avoid extreme price increases.

Advertising, Marketing and Distribution

    Management believes, based on the number of grocery stores chains and gourmet stores that carry its products, that the Renee's Gourmet(TM) line and the Excelle line are available in over 1,500 retail outlets.

    The Company utilizes its own marketing department as well as independent marketing agencies and brokers. The independent brokers generally are individuals and/or companies with well established connections to grocery and gourmet food stores, as well as other food service establishments including restaurants, hotels, hospitals, etc. The brokers receive a commission that ranges between 2% for sales of private label products and 5% for sales of products from the Renee's Gourmet-TM- Line and the Excelle line. Brokers each receive a territory and are responsible to ensure that each product is properly code-dated and shelved.

    The Company's customer base is divided among retail and private label customers, and food service establishments.

    The Company markets and advertises all of its products through a combination of in-store demonstrations and promotional ads on racks, signs, inside displays, national magazine ads, radio commercials, coupon circulars and food shows. The Company uses outside agencies in addition to its in-house marketing department. The Company's employees and its outside agencies conduct sales demonstrations and distribute point of sale materials, as well as develop custom labels and designs for new Renee's Gourmet-TM- product launches.

    The Company has been very successful marketing its products including those sold under private label agreements, and hopes to continue to meet the reputation that it believes it has gained in the industry for its quality private label products and services. The Company intends to aggressively pursue the United States market.

Competition

    The salad dressing market is highly competitive. The Company competes with refrigerated dressings as well as shelf-stable products. Outside the refrigerated sector of the industry, Kraft, Select and Hidden Valley remain large competitors in the retail sector. While the Company does produce shelf-stable products under the Excelle label and for private labels, it is not a significant competitor in this area.

    The Company's Renee's Gourmet-TM- brand products and Excelle products compete with other larger and better capitalized food companies that manufacture refrigerated dressings. The larger competitors who also place their products in the refrigerated produce or dairy sections in the United States include Marie's brand salad dressings, T. Marzetti's, and Naturally Fresh, which three comprise over 70% of the United States market. The Company believes that its competitive standing in the refrigerated section in Canada is maintained by its ability to respond quicker and more individually to customers' needs than its larger competitors.

    The primary food service section competitors that the Company faces in Canada are Kraft, Select, Hellmann's and Richardson's. These companies also produce specialty dressings for restaurants.

    The Company believes that it holds a competitive advantage because its products are made utilizing primarily natural ingredients and are beneficial to those who have health concerns, including those who are lactose intolerant, diabetic, weight conscious or allergy-prone. The Company also believes that its products are attractive to those who desire a flavorful variety of tastes and enjoy different and unusual blends of ingredients. The Company believes that these qualities will enable it to penetrate the United States market. Management emphasizes the versatility of each product as a dressing, dip, sauce, spread or marinade.

New Product Development

    The Company is constantly evaluating potential new products in order to expand its line of products. The Company is reformulating recipes to develop new flavors. The Company recently developed the Renee's Gourmet Naturally Light-TM-line which is low in fat and calories to appeal to the growing weight and health conscious market. The Company is currently launching Renee's Gourmet-TM- brand marinades and meat sauces. In addition, the Company intends to make acquisitions of complementary companies or purchase the rights to distribute or manufacture synergistic lines.

Employees

    As of January 31, 1998, the Company employs 54 persons, which includes 3 senior executives, 11 managers, 14 support staff and 26 full-time non-unionized hourly laborers. The Company has no unionized employees and believes that its relationship with its employees is good.

Patents and Trademarks

    The Company holds trademarks in Canada on, and is seeking trademark registration in the United States for, both "Renee's Gourmet-TM-" and "Renee's Gourmet Naturally Light-TM-". The Company believes that its trademarks have significant value and are an important factor in the marketing of its products. The Company does not hold any patents on its recipes or manufacturing processes. Management believes that it provides better protection of its recipes and its market position from competitors by not patenting them, thereby keeping them secret. Management also believes that its unique modifications and improvements of its manufacturing processes are more appropriately protected by remaining a trade secret rather than applying for a patent. The Company requires all of its employees to execute confidentiality agreements.

Item 2. DESCRIPTION OF PROPERTY

    The Company owns a 75,000 square foot facility located in Toronto, Ontario. This plant houses the Company's complete production facilities, warehouse, two large coolers for storage, a research and development department which includes a full lab, shipping and receiving department, order desk, customer service department and executive offices. Management believes that this space is adequate for its production needs in the foreseeable future, as this facility operates at only 33% of its capacity.

Item 3. LEGAL PROCEEDINGS

    The Company has one claim against it from a former employee that was filed in March, 1997 alleging wrongful termination. The suit which has been brought in the Ontario Court (General Division) seeks total damages of $115,000, plus interest. The Company believes that it has a meritorious defense and is vigorously contesting the action to have the claim dismissed. The Company is not aware of any other material legal proceedings now pending or threatened against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

    (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering, declared effective on October 9, 1997, through the close of its fiscal year on January 31, 1998 are as follows:


                  Start Date                End Date                   High             Low
                  10/10/97                  10/31/97                   5 1/4            3 1/8
                  11/1/97                   1/31/98                    4 7/8            3 1/2

The Company has not paid dividends to date.

    (b) The Company made an initial public offering of its common stock, no par value ("Common Stock") and common stock purchase warrants ("Warrants") (the "Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Commission on October 9, 1997, File No. 333-7202 ("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value.

    The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:


                  Expense                                             Amount
                  Underwriter's Discounts and Commissions              $512,247
                  Finders Fees                                                0
                  Expenses paid to or for the Underwriters              241,674
                  Other expenses(1)                                     569,492
                  Total Expenses                                     $1,323,413


                  (1) Estimate

    None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

    The net offering proceeds to the Company after deducting for the foregoing expenses are $3,799,062.

    The following are the application of the net proceeds by the Company's from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

                  Item                                                Amount
                  Purchase of Building                             $  362,516
                  Temporary Investments(1)                          2,781,546
                  Repayment of Indebtedness                           655,000
                  Total Application of Net Proceeds                $3,799,062

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

General

    The statements contained in this report that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

    The salad dressing market is highly competitive, in both the refrigerated and non-refrigerated dressing markets, and consists of foreign manufacturers most of whom are larger with greater resources. The diverse distribution channels in which the Company markets its products involve different competitive factors. The ability to provide specialized services is important in mass merchandisers and discount stores. Product availability and the ability to offer consistent product quality at competitive prices is a key competitive factor.

    The Company's future success as a manufacturer and merchandiser of high-quality salad dressings, sauces, dips and marinades will be influenced by several factors including the ability of the Company to efficiently meet the production, quality and taste requirements of its customers, management's ability to evaluate the public's quality and taste requirements and to achieve market acceptance of its dressings. Further factors impacting the Company's operations are increases in expenses associated with the continued sales growth, the ability of the Company to control costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new products and competition. Quality control as well as use of natural ingredients are also essential to the Company's success.

    The Company's customer base is divided among retail and private label customers, and food service establishments. No customer accounts for more than 10% of the Company's sales. However, there are customers which do represent between 5-10% of the Company's revenues. These include National Grocer's, Oshawa Foods, Provigo, A&P and Scotts/KFC in Canada and Shaws Supermarkets in the United States. The Company has contracts with a number of private label accounts, including Scotts/KFC, Shaws, Horizons and Sobey's.

Results of Operations

    Fiscal Year ended January 31, 1998 compared to the fiscal year ended January 31, 1997.

    Revenues for twelve months ended January 31, 1998 were $11,440,643, a 9.4% increase over prior year revenues of $10,459,655. This increase was due to growth in Renee's branded business (increased distribution of Renee's Gourmet Naturally Light-TM- dressing), food service (incremental Scotts/KFC business) and private label (Shaw's, Wegman's in the United States and Horizon's launch across Canada in April 1997).

    Gross profit for twelve months ended January 31, 1998 of $3,452,807 was 32.7% of net revenues, as compared to 29.8% for prior year. This positive change can be attributed to improvements in operational efficiency due to direct labor expenses and lower costs of goods which resulted from lower contracted prices for oil, cheese and other primary ingredients. Gross margins were not affected by price changes, which, for the most part, remained unchanged, as compared to the prior year.

    Selling and marketing expenses increased by $202,074 for fiscal year 1998 over fiscal year 1997. This reflected a focused strategy to invest in the growth of branded business through increased advertising and consumer promotions. General and administrative expenses of $901,746 were $152,380 higher than prior year, primarily due to increased administrative support for the public entity and to support sales growth.

    Income from operations (before income taxes and extraordinary items), increased 9.3% to $529,534 for fiscal year 1998 from fiscal year 1997. This improvement is directly as a result of continued sales growth, and improved gross margins, which more than offset the investment in consumer promotions, advertising and administrative overheads.

    The Company reported a one time financing expense of $105,000, (included in interest expense), which related to bridge financing shares and warrants (included in the Company's registration statement dated October 9, 1997). This expense was more than offset by a translation gain on United States funds converted from Canadian dollars as at the end of the current fiscal year. The Company's functional currency is Canadian dollars and is converted into United States currency for reporting purposes.

    Income after taxes and extraordinary items increased by 13.3% in fiscal 1998, to $333,178, primarily due to sales growth and improved gross margins.

    Fiscal year ended January 31, 1997 compared to fiscal year ended January 31, 1996.

    Revenues for fiscal year January 31, 1997 were $10,459,655, a 23.7% increase over prior year revenues of $8,457,288. This increase was due to double digit growth in each primary business segment (Retail Branded, Food Service and Private Label). Renee's branded business growth was impacted by the launch of a new line of Renee's Gourmet Naturally Light(TM) dressings. Food Service growth came from incremental Scotts/KFC business across Canada and the private label business was impacted by the launch of a number of new products under the Shaws label.

    Gross profit for fiscal year ended January 31, 1997 was 29.8% of net revenues, a substantial improvement as compared to prior year, which was 26.7%. Gross profit for fiscal year 1997 was $2,859,721 an increase of 789,317 from fiscal year 1996. Approximately $297,000 of this increase can be attributed to improvements in the operational efficiency and costs of goods. The remaining increase in gross profit of $492,000 is traced to the mix of goods and incremental volume of business.

    Selling and marketing expenses increased by $390,451 in fiscal year 1997 over fiscal year 1996. As a percent of net revenues, these expenses increased from 12.0% to 13.8%. The increase over the prior year reflects incremental support costs against the launch of Renee's Gourmet Naturally Light-TM- and a focused strategy to invest in the growth of branded business through increased advertising and consumer promotions (demonstrations and couponing). General and administrative expenses increased by $120,893 in fiscal year 1997 over fiscal year 1996.

    Income from operations increased $302,234 in fiscal 1997, from $182,218 to $484,452 an increase of 166%. As a percent of net revenues, income improved to 5.1%, as compared to 2.3% for 1996.

    Income before income taxes and extraordinary items, improved by $311,343 in fiscal 1997, from $95,985 to $407,328. Net income after including extraordinary items decreased in fiscal 1997 from $421,431 in fiscal year 1996 to $293,961 in fiscal year 1997 due to the settlement of past due trade accounts payable of $557,415 less $156,329 write-off of deferred financing costs in fiscal year 1996.

Liquidity and Capital Resources

    Fiscal year ended January 31, 1998 compared to the fiscal year ended January 31, 1997.

    The Company's net increase in cash for the fiscal year ended January 31, 1998 was $3,192,453. The principal source of cash reflects primarily net proceeds generated from the Company's public offering effective October 9, 1997. Increase in cash from operating activities totaled $918,153. This traced to reported net income of $333,178 and incremental accounts payable and accrued liabilities (which increased by $408,320), reflecting primarily increased business activity, and amortization of $312,578. Excess cash balances were used to reduce bank indebtedness during the fiscal year as well as paydown of existing bank loans and certain unsecured creditors shown as long term debt.

    Cash flows used in investing activities during the twelve months ending January 31, 1998 were $2,073,116. This reflected capital additions of $704,998 and the remainder towards the purchase of the Company's existing facility from its landlord. This transaction was completed October 28, 1997 and was financed by a 10 year mortgage loan of $1,005,602 from the Company's current banker, the National Bank of Canada.

    The Company received net proceeds of an initial public offering effective October 9, 1997 in a net amount of $3,799,062. The Company believes that the proceeds of the offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions which would utilize currently available capacity. The Company also intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

    Fiscal year ended January 31, 1997 compared to fiscal year ended January 31, 1996.

    In fiscal 1996, the Company had a net decrease in cash of $130,839 from operations. The principal source of cash was from net income $421,431, a decrease in inventory of $138,595, prepaid expenses of $29,800 and an addback of amortization of $230,776. The Company's long term debt borrowing increased by $314,317 which was used to purchase capital equipment. Bank indebtedness was reduced by $135,390. Accounts payable and accrued liabilities decreased by $292,695, primarily reflecting negotiations with certain unsecured creditors to forgive a substantial portion of amounts owing, and to reclassify an agreed amount of the debt as long term. During the 1996 fiscal year, the Company settled certain past due accounts payable in the amount of $918,178 with certain key suppliers resulting in a one time forgiveness of those accounts (net of related expenses of $35,534), in the amount of $557,415. Cash used in investing activities was $112,555 as a result of the purchase of capital equipment, primarily for the production process. In addition, cash was used for an increase in accounts receivable by $221,540, directly as a result of increased sales volume.

    In 1997, the Company had a net increase in cash of $416,043 from operations. The principal source of cash was from net income of $293,961, a decrease in accounts receivable of $151,567 and an addback of amortization which totaled $285,320. Accounts payable and accrued liabilities decreased by $190,191, reflecting improved internal controls, and cash management, which reduced aged payables in the range of 30-45 days. Cash flow used in investing activities was $270,481 as a result of the purchase of capital equipment, primarily for the production process. (The additional capital spent ultimately had a direct impact on improved margins during fiscal 1997). Excess cash balances were used to reduce bank indebtedness by $879,717.

Item 7. FINANCIAL STATEMENTS

    The Financial Statements are included with this report commencing on page
F-1.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III.

Item 9. MANAGEMENT

    The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in June 1998. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

    Information regarding executive compensation will appear under the caption "Executive Compensation" in the Information Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Information regarding ownership of certain beneficial owners and management will appear under the caption "Ownership of Securities" in the Information Statement and is incorporated herein by reference.

Item 12. CERTAIN TRANSACTIONS

    Information regarding Certain Transaction will appear under the caption "Certain Transaction" in the Information Statement and is incorporated herein by reference.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


         (a) Exhibits
         ------------
             3.1      Articles of Incorporation of the Registrant(3)
             3.2      By-laws of Registrant(2)
             4.1      Form of Underwriters' Warrant(1)
             4.2      Form of Warrant Agreement(1)
             4.3      Specimen Common Stock Certificate(3)
             4.4      Specimen Redeemable Common Stock Purchase
                        Warrant Certificate(3)
            10.2      1997 Stock Option Plan(2)
            10.4      Form of Employment Agreement with Arnold
                       Unger(3)
            10.5      Form of Employment Agreement with Renee
                       Unger(3)
            10.6      Business Development Bank of Canada Note(3)
            10.7      National Bank of Canada Revolving Demand
                       Credit Facility(3)
            10.8      National Bank of Canada Loan Agreement*
              21      List of Subsidiaries of Registrant*
              27      Financial Data Schedule*
            99.1      Share Exchange Agreement(2)


----------
            * Filed herewith

            (1) Incorporated by reference from registrant's
            Registration Statement on Form SB-2, Amendment No. 1, filed on August 22, 1997.

            (2) Incorporated by reference from registrant's
            Registration Statement on Form SB-2, Amendment No. 2, filed on September 9, 1997.

            (3) Incorporated by reference from registrant's
            Registration Statement on Form SB-2, Amendment No. 3, filed on September 26, 1997.

            (b) Report on Form 8-K.

                None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERCORP EXCELLE INC.

April 30, 1998

                             By: /s/ARNOLD UNGER
                                 -------------------------
                                 Arnold Unger
                                 Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                  Position                                    Date
----                  --------                                    ----
/s/ ARNOLD UNGER      Co-Chairman, Chief Executive Officer    April 30, 1998
----------------
Arnold Unger

/s/ RENEE UNGER       Co-Chairman, President                  April 30, 1998
---------------
Renee Unger

/s/ FRED BURKE        Director, Chief Operating Officer,      April 30, 1998
--------------        Chief Financial Officer/Principal
Fred Burke            Accounting Officer, Secretary

/s/ LORI GUTMANN      Director                                April 30, 1998
---------------
Lori Gutmann

/s/ ALYSSE UNGER      Director                                April 30, 1998
---------------
Alysse Unger

/s/ JOHN ROTHSCHILD   Director                                April 30, 1998
------------------
John Rothschild

/s/ TAKETO MURATO     Director                                April 30, 1998
----------------
Taketo Murato

                             INTERCORP EXCELLE INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF JANUARY 31, 1998 AND 1997

                         TOGETHER WITH AUDITORS' REPORT



                                TABLE OF CONTENTS



Report of Independent Auditors                                        F-1

Consolidated Balance Sheets                                           F-2

Consolidated Statements of Income                                     F-4

Consolidated Statements of Cash Flows                                 F-5

Consolidated Statements of Changes in Stockholders' Equity            F-7

Notes to Consolidated Financial Statements                       F8 - F22


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Intercorp Excelle Inc.

We have audited the accompanying consolidated balance sheets of Intercorp Excelle Inc. (incorporated in Canada) as at January 31, 1998 and 1997 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at January 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario
March 13, 1998

                              Chartered Accountants


1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

INTERCORP EXCELLE INC.

Consolidated Balance Sheets
As of January 31
(Amounts expressed in US dollars)


                                                   1998              1997
                                                         $              $
                                   ASSETS

     CURRENT ASSETS

         Cash (note 5)                           3,368,790         176,337
         Accounts receivable (note 2)              702,814         578,210
         Investment tax credits recoverable         35,134         184,755
         Inventory (note 3)                        794,956         729,604
         Income taxes recoverable                   26,640              --
         Prepaid expenses and sundry assets         41,877          79,198
                                                 ---------       ---------
         Total current assets                    4,970,211       1,748,104

     PROPERTY, PLANT AND EQUIPMENT (note 4)      2,917,989       1,310,863
                                                 ---------       ---------






         Total assets                            7,888,200       3,058,967
                                                 ---------       ---------
                                                 ---------       ---------


INTERCORP EXCELLE INC.

Consolidated Balance Sheets
As of January 31
(Amounts expressed in US dollars)

                                                    1998              1997
                                                       $                $
                               LIABILITIES

     CURRENT LIABILITIES
         Bank indebtedness (note 5)                 --           286,749
         Accounts payable and accrued expenses
          (note 6)                               1,165,751       834,255
         Income taxes payable                       --             5,864
         Current portion of long-term debt         198,348       253,716
         Current portion of mortgage payable        48,223          --
                                                 ---------     ----------
         Total current liabilities               1,412,322     1,380,584

      LONG-TERM DEBT (note 7)                      489,547       591,205

      MORTGAGE PAYABLE (note 8)                    904,174          --

      DUE TO DIRECTORS (note 9)                    143,823       154,990

      DEFERRED INCOME TAXES                        135,637       119,726
                                                 ---------     ----------
         Total liabilities                       3,085,503     2,246,505
                                                 ---------     ----------

                      STOCKHOLDERS' EQUITY

       COMMON STOCK (note 10)                    3,764,467          380

       ADDITIONAL PAID-IN CAPITAL (note 10)        139,975           --

       CUMULATIVE TRANSLATION ADJUSTMENTS        (278,934)      (31,929)

       RETAINED EARNINGS                         1,177,189      844,011
                                                 ---------     ----------

         Total stockholders' equity              4,802,697      812,462
                                                 ---------     ----------
         Total liabilities and stockholders'
          equity                                 7,888,200     3,058,967
                                                 ---------     ----------
                                                 ---------     ----------


   The accompanying notes are an integral part of these financial statements.

INTERCORP EXCELLE INC.
Consolidated Statements of Income
For the years ended January 31
(Amounts expressed in US dollars)


                                                                   1998               1997                 1996
                                                                   $                  $                    $

       SALES                                                 11,440,643         10,459,655           8,457,288

           Trade expenditures                                   881,087            876,139              711,317
                                                             ----------          ---------           ----------
       NET SALES                                             10,559,556          9,583,516            7,745,971

           Cost of sales                                      7,106,749          6,723,795            5,675,567
                                                             ----------          ---------           ----------
       GROSS PROFIT                                           3,452,807          2,859,721            2,070,404
                                                             ----------          ---------           ----------
       OPERATING EXPENSES

           Selling                                            1,529,834          1,327,760              937,309

           General and administrative                           901,746            749,366              628,473

           Research and development costs (note 11)             179,115             12,823               91,628

           Amortization (note 17)                               312,578            285,320              230,776
                                                             ----------          ---------           ----------
           Total operating expenses                           2,923,273          2,375,269            1,888,186
                                                             ----------          ---------           ----------
       OPERATING INCOME                                         529,534            484,452              182,218

           Gain on foreign exchange                             148,175                 -                    -

           Interest expense                                     208,330             77,124               86,233
                                                             ----------          ---------           ----------
       INCOME BEFORE INCOME TAXES AND
           EXTRAORDINARY ITEMS                                  469,379            407,328               95,985

           Income taxes (note 12)                               136,201            113,367               14,605
                                                             ----------          ---------           ----------
       INCOME BEFORE EXTRAORDINARY ITEMS                        333,178            293,961               81,380

           Extraordinary items (note 13)                             -                  -               340,051

       NET INCOME                                               333,178            293,961              421,431
                                                             ----------          ---------           ----------
       Net income per share before
           extraordinary items (note 14)                           0.10               0.10                 0.03
                                                             ----------          ---------           ----------
                                                             ----------          ---------           ----------
       Extraordinary items per share (note 14)                       -                  -                  0.12
                                                             ----------          ---------           ----------
                                                             ----------          ---------           ----------
       Net income per share (note 14)                              0.10               0.10                 0.15
                                                             ----------          ---------           ----------
                                                             ----------          ---------           ----------
       Weighted average number of
           common shares outstanding (note 14)                3,237,534          2,900,000            2,900,000
                                                             ----------          ---------           ----------
                                                             ----------          ---------           ----------


   The accompanying notes are an integral part of these financial statements.

INTERCORP EXCELLE INC.
Consolidated Statements of Cash Flows
For the years ended January 31
(Amounts expressed in US dollars)

                                                                       1998              1997              1996
                                                                          $                 $                 $
     Cash flows from operating activities:

       Net Income                                                   333,178           293,961           421,431
                                                                   --------          --------          --------

       Adjustments to reconcile net income to net cash (used in) provided by operating activities:

           Amortization                                             312,578           285,320           230,776
           Gain on disposal property, plant and
               equipment                                            (6,823)           (9,350)               -
           Forgiveness of debt                                           -                 -          (557,415)
           Loss on write off of deferred charge                          -                 -             76,606
           Decrease/(increase) in accounts receivable             (173,363)           151,567         (221,540)
           Decrease/(increase) in investment tax credits            142,124           (45,112)         (53,439)
           Decrease/(increase) in inventory                       (122,959)           (95,178)          138,595

           Decrease/(increase) in prepaid expenses                   32,963           (38,473)           29,800

           Increase/(decrease)  in accounts payable
               and accrued expenses                                 408,320          (190,191)        (292,695)
           Change in income taxes payable/recoverable              (33,450)            33,177            21,480
           Increase/(decrease) in deferred income taxes              25,585            30,322            75,562
                                                                   --------          --------          --------

           Total adjustments                                        584,975           122,082        (552,270)
                                                                   --------          --------          --------

           Net cash provided by/(used in)
                operating activities                                918,153           416,043         (130,839)
                                                                   --------          --------          --------
                                                                   --------          --------          --------


INTERCORP EXCELLE INC.
Consolidated Statements of Cash Flows
For the years ended January 31
(Amounts expressed in US dollars)


                                                  1998            1997            1996

                                                     $               $               $
Cash flows from investing activities:

    Proceeds from disposal of property,
         plant and equipment                         14,366          14,229            --
    Purchases of property, plant and
         equipment                               (2,087,482)       (284,710)       (112,555)
                                                 -----------       ---------       ---------
    Net cash used in investing activities        (2,073,116)       (270,481)       (112,555)
                                                 -----------       ---------       ---------
Cash flows from financing activities:

    Repayment of bank indebtedness                 (277,439)       (879,717)      (135,390)
    Mortgage borrowings                           1,005,602            --              --
    Mortgage repayments                             (12,569)           --              --
    Long-term debt borrowings                       165,843         181,455         376,354
    Long-term debt repayments                      (266,087)       (183,659)        (62,037)
    Proceeds from additional paid-in capital        139,975            --              --
    Issuance of common stock                      3,764,087            --              --
                                                 -----------       ---------       ---------
    Net cash provided by (used in)
         financing activities                     4,519,412        (881,921)        178,927
                                                 -----------       ---------       ---------
    Effect of foreign currency exchange rate
         changes                                   (171,996)         (3,150)         (9,779)
                                                 -----------       ---------       ---------

    Net increase (decrease) in cash and cash
         equivalents                              3,192,453        (739,509)        (74,246)

    Cash and cash equivalents

         Beginning of year                          176,337         915,846         990,092
                                                 -----------       ---------       ---------

         End of year                              3,368,790         176,337         915,846
                                                 -----------       ---------       ---------
                                                 -----------       ---------       ---------

    Income taxes paid (refunds received)           (128,269)        (87,312)        (18,241)
                                                 -----------       ---------       ---------
                                                 -----------       ---------       ---------

    Interest paid                                   208,330          77,124          86,233
                                                 -----------       ---------       ---------
                                                 -----------       ---------       ---------


   The accompanying notes are an integral part of these financial statements.

INTERCORP EXCELLE INC.

Consolidated Statements of Changes in Stockholders' Equity For the years ended January 31 (Amounts expressed in US dollars)


                                   Common     Additional       Cumulative
                                    Stock        Paid-in      Translation         Retained
                                (note 10)        Capital      Adjustments         Earnings     Total
                                    $              $               $              $                $
Balance as of January 31,
  1995 (note 1(a))                   380           --          (47,207)       128,619         81,792

  Foreign currency
    translation                     --             --            1,762            --            1,762

  Net income for the year           --             --            --           421,431         421,431
                                   -----         -----         -------        -------         -------
Balance as of January 31,
    1996                             380           --          (45,445)       550,050         504,985

  Foreign currency
    translation                      --            --           13,516            --           13,516

  Net income for the year            --            --            --           293,961         293,961
                                   -----         -----         -------        -------         -------
Balance as of January 31,
    1997                             380           --          (31,929)       844,011        812,462

  Issuance of common
    stock                      3,764,087           --             --              --        3,764,087

  Issuance of warrants              --          139,975           --              --          139,975

  Foreign currency
    translation                     --             --         (247,005)           --         (247,005)

  Net income for the year           --             --             --          333,178         333,178
                               ---------        -------       ---------      ---------      ---------
Balance as of January 31,
    1998                       3,764,467        139,975       (278,934)      1,177,189      4,802,697
                               ---------        -------       ---------      ---------      ---------
                               ---------        -------       ---------      ---------      ---------


   The accompanying notes are an integral part of these financial statements.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) Basis of Presentation

    The consolidated financial statements include the accounts of Intercorp Excelle Inc. ("the company") and its wholly owned subsidiaries, Intercorp Foods Ltd. ("IFL") and Kalmath Investments Ltd. ("KIL"), the parent company of Excelle Brands Food Corporation ("EBFC").

    On May 22, 1997, the company acquired all issued and outstanding common shares of IFL and KIL from their shareholders in exchange for 2,899,700 common shares of the company. Since these companies were under common control by a related group, this transaction has been recorded using the pooling of interests method whereby the assets, liabilities and operations have been combined as if the company had owned the wholly owned subsidiaries since their incorporation.

    The company was incorporated on April 16, 1997 by its shareholders for the purpose of consolidating their 100% ownership interests in anticipation of an initial public offering.

    On February 1, 1998, IFL and KIL, together with its wholly-owned subsidiary, EBFC, were amalgamated to form Intercorp Excelle Foods Inc.

    All significant transactions and balances among these entities have been eliminated in the preparation of these consolidated financial statements.

    b) Principal Activities

    Each of the companies included in these consolidated financial statements was incorporated in Canada on the following dates:

         Intercorp Excelle Inc.                        April 16, 1997
         Intercorp Foods Ltd.                       December 20, 1982
         Kalmath Investments Ltd.                  September 20, 1987
         Excelle Brands Food Corporation             February 7, 1987


    The company is principally engaged in the production of food products in Canada and its distribution in Canada and the United States of America.

    c) Cash and Cash Equivalents (Bank Indebtedness)

    Cash and cash equivalents (bank indebtedness) include cash on hand, amounts due from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    d) Other Financial Instruments

    The carrying amount of the company's accounts receivable and payable approximates fair value because of the short maturity of these instruments.

    e) Long-Term Financial Instruments

    The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company current borrowing rate for similar instruments of comparable maturity would be.

    f) Inventory

    Inventory is valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

    g) Property, Plant and Equipment

    Property, plant and equipment are recorded at cost and are amortized on the basis over their estimated useful lives at the undernoted rates and methods:


         Building                    4%     Declining blance
         Equipment                  20%     Declining balance
         Leasehold improvements     10%     Straight-line
         Vehicle                    30%     Declining balance
         Computer equipment         30%     Declining balance
         Office furniture           20%     Declining balance


    Amortization for assets acquired during the year are recorded at one-half of the indicated rates, which approximates when they were put into use.

    h) Income Taxes

    The company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    i) Foreign Currency Translation

    The company maintains its books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non- monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

    The translation of the financial statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

    j) Sales

    Net sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

    k) Government Assistance and Investment Tax Credits

    Government assistance and investment tax credits are recorded on the accrual basis and are accounted for as a reduction of the related current or capital expenditures.

    l) Use of Estimates

    The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

    m) Accounting Changes

    On February 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the company's results of operations.

    In December 1995, SFAS No. 123, Accounting for Stock- Based Compensation, was issued. It introduces the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that cho0se not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 (see Note 10(d)).

2. ACCOUNTS RECEIVABLE


                                                    1998                1997
                                                      $                   $
   Accounts receivable                            732,336             595,200
   Less: Allowance for doubtful accounts           29,522              16,990
                                                  -------             --------
   Accounts receivable, net                       702,814             578,210
                                                  -------             --------
                                                  -------             --------

3. INVENTORY


   Inventory comprised the following:

                                                    1998                1997
                                                      $                   $
   Raw materials                                  161,863             187,546
   Finished goods                                 633,093             542,058
                                                  -------             --------
                                                  794,956             729,604
                                                  -------             --------
                                                  -------             --------

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

4. PROPERTY, PLANT AND EQUIPMENT


                                                    1998                1997
                                                      $                   $
           Land                                  506,338                  -
           Building                              861,780                  -
           Equipment                           2,726,678           2,293,607
           Leasehold improvements                321,150             339,652
           Vehicle                                54,442              51,339
           Computer equipment                     98,814              86,887
           Office furniture                       83,877              90,390
                                               -----------         -----------
           Cost                                4,653,079           2,861,875
                                               -----------         -----------

           Less:  Accumulated amortization

           Building                                8,618                  -
           Equipment                           1,427,809           1,274,178
           Leasehold improvements                134,377             122,805
           Vehicle                                44,471              44,890
           Computer equipment                     60,581              51,828
           Office furniture                       59,234              57,311
                                               -----------         -----------
                                               1,735,090           1,551,012
                                               -----------         -----------
           Net                                 2,917,989           1,310,863
                                               -----------         -----------
                                               -----------         -----------

5.  CASH AND BANK INDEBTEDNESS

    Bank indebtedness bears interest at the bank's prime rate plus 1% per annum and represents an operating loan which revolves in multiples of $10,350. The bank indebtedness is secured by an assignment of book debts, a general security agreement, a fixed charge on equipment, a pledge of inventory, assignment of fire insurance, assignment of life insurance on the lives of the directors, and a postponement of amounts due to directors.

    The company has a centralized banking transfer of funds agreement wherein the company maintains a number of operating current accounts and overdraft facilities with a single bank in order to facilitate its banking transactions. In determining the balance upon which interest is charged and lending limits and covenants are measured the bank notionally consolidates all cash and overdraft balances on a net basis.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                    1998                1997
                                                      $                   $
          Accounts payable and accrued expenses
            comprise the following:

           Trade payables                          550,129             420,656
           Accrued expenses                        615,622             413,599
                                                  ---------            --------
                                                 1,165,751             834,255
                                                 ----------            --------

7. LONG-TERM DEBT



                                                                          1998                1997
                                                                            $                   $
    a) Ontario Development Corporation
       Loans

       Ontario Development Corporation loan under the
       Food Industry Financial Assistance Program.
       Effective on October 23, 1997 the loan is repayable in
       blended monthly payments of $3,100 principal and interest
       at 8% per annum, due October, 1999; at maturity, the loan
       balance of $85,480 will be repaid in full.                        135,742             170,707

       Ontario Development Corporation loan under the
       Food Industry Financial Assistance Program.  The
       loan is repayable in blended monthly payments of
       $1,600 principal and interest at 6 1/2% per annum,
       due October, 1999                                                  29,318              48,122

    b) Business Development Bank Loan

       Business Development Bank loan, repaid in full
       during the year                                                        -               67,372


INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

7. LONG-TERM DEBT - cont'd


                                                                          1998                1997
                                                                            $                   $
    c) Bank Term Loan

       Commercial investment loan, repayable monthly,
       $3,100 principal plus interest at the bank's prime rate
       plus 1 1/2% per annum, due October, 1998                           28,692             68,043

    d) Capital Loans

       Capital loan, repayable monthly, $2,700 principal plus interest
       at the bank's prime rate plus 1 1/2% per annum, due June, 2001     103,564             144,271

       Capital loan, repayable monthly, $2,000 principal plus
       interest at the bank's prime rate plus 1 1/2% per annum,
       due November, 2002                                                120,362            116,321

       Capital loan, repayable monthly, $4,750 principal plus interest at the bank's prime plus 1% per annum, due
       August, 2002                                                      259,782                 -

    e) Accounts payable under settlement agreements,
       non-interest bearing (see note 13)                                 10,435            230,085
                                                                        --------            --------
                                                                         687,895            844,921

       Less: Current portion                                             198,348            253,716
                                                                        --------            --------
                                                                         489,547            591,205
                                                                        --------            --------
                                                                        --------            --------


INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

7. LONG-TERM DEBT - cont'd

    f) Bank term loans are secured by the security as described in note 5.

    g) Ontario Development

    Corporation loans are secured by a first and fixed mortgage charge on specific equipment and a floating charge on all other assets.

    h) Business Development

    Bank loan is secured by a general security agreement, assignment of claims and an assignment of insurance on specific assets.

    i) Capital loan is

    secured by a second and fixed mortgage charge on specific equipment and a postponement of amounts due to directors and an assignment of life insurance on the life of a director.

    j) Capital loan is

    secured by a first and fixed mortgage charge on specific equipment and a floating charge on all other assets.

    k) Capital loan is secured by a first fixed mortgage charge over the capital assets financed.

    l) Future principal payment obligations are as follows:

       1999                 $ 198,348
       2000                   242,544
       2001                   130,981
       2002                   116,022
                            ----------
                            $ 687,895
                            ----------
                            ----------


INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

8. MORTGAGE PAYABLE

    The mortgage payable is secured by a fixed charge over the land and building, assignment of fire insurance and a general security agreement providing a first floating charge over the borrower's assets. The loan is repayable in monthly payments of $4,019 principal plus interest at the bank's prime rate plus 3/4% per annum, due October, 2002.

        1999               $  48,223
        2000                  48,223
        2001                  48,223
        2002                  48,223
        2003                 759,505
                             --------
                           $ 952,397
                             --------
                             --------

9. DUE TO DIRECTORS

    The amounts due to directors are unsecured, bear interest at the directors' effective borrowing rate, are without any specific repayment terms, and are not expected to be repaid prior to February 1, 1999.

    The directors' effective borrowing rate is the same as the Canadian bank prime rate, which at January 31, 1998 was 6%.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

10. SHARE CAPITAL

    Authorized

    An unlimited number of common and preference shares

    The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

    Issued


                                                     1998                1997
                                                       $                   $
    4,075,000 Common shares [1997 - 2,900,000
      after giving effect to note 1(a)]           3,764,467               380
                                                 ----------              ------
                                                 ----------              ------


    Common shares issued comprised as follows:


                                            1998                    1997
                                       --------------------------------------
                                       Shares         $        Shares      $
                                       ------         -        ------      -
    Initial subscription                300          220        300       220
    Share purchase acquisition       2,899,700       160     2,899,700    160
    Private placement bridge
     financing                        175,000      87,500         -        -
    Initial public offering          1,000,000    5,000,000       -        -
     Less: Issuance costs               -        (1,323,413)      -        -
                                     ---------   ----------- ---------    ----
                                     4,075,000    3,764,467  2,900,000    380
                                     ---------   ----------- ---------    ----
                                     ---------   ----------- ---------    ----

    a) Share Purchase Acquisition

    On May 22, 1997, the shareholders transferred their 100% ownership interests in Kalmath Investments Limited and Intercorp Foods Ltd. to the company in exchange for the issuance of 2,899,700 common shares.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

10. SHARE CAPITAL   (cont'd)

    b) Private Placement Bridge Financing

    In May 1997, the company completed a private placement of its securities in which it sold 12% promissory bridge notes in the aggregate principal amount of $625,000; 175,000 common shares and 175,000 redeemable common share bridge warrants for gross proceeds of $625,000.

    The principal and accrued interest on the promissory bridge notes are due and payable upon the earlier of 18 months from the issue or a public equity or debt offering by the company.

    Each of the 175,000 common share bridge warrants entitles the holder to purchase one common share for $3.75 per share for a period of four years. The warrants were redeemable by the company at $0.10 per warrant in the event the company did not complete an initial public offering of its securities by December 31, 1997.

    The 175,000 common shares were also redeemable at $0.50 per share if the company did not complete a public offering of its securities by December 31, 1997.

    The combined redemption price for the 175,000 common shares and 175,000 warrants issued in conjunction with the private placement is $105,000, in the event that a public offering is not completed. This amount was accounted for a financing expense during the company's fiscal year.

    c) Stock Option Plan

    In May, 1997, the board of directors and shareholders adopted the Intercorp Excelle Inc. Stock Option Plan (the "1997 Plan"), pursuant to which 500,000 shares of common stock are reserved for issuance.

    The 1997 Plan will be administered by the compensation committee or the board of directors, who will determine, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

10. SHARE CAPITAL   (cont'd)

    c) Stock Option Plan (cont'd)

    The 1997 Plan is for a period for ten years, expiring in May, 2007. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1997 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price as determined by the board. Options are non-transferable except by the laws of descent and distribution or a change in control of the company, as defined in the 1997 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (I) the sale of substantially all of the assets of the company and merger or consolidated with another, or (ii) a majority of the board changes other than by the shareholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

    If a participant ceases affiliation with the company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

    Options granted under the 1997 Plan, at the discretion of the compensation committee or the board, may be exercised either with cash, common stock having a fair market equal to the cash excisable price, the participant's personal recourse note, or with an assignment to the company of sufficient proceeds from the sale of the common stock acquired upon exercise of the options with an authorization to the broker or selling agent to pay that amount to the company, or any combination of the above.

    Any unexercised options that expire or terminate upon an employee's ceasing to be employed by the company become available again for issuance under the 1997 Plan.

    The 1997 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of common stock reserved for issuance upon the exercise of options granted under the 1997 Plan may not be increased without the consent of the shareholders of the company.

    In May, 1997, the Board granted 200,000 Options under the 1997 Plan to five individuals, including officers, directors and key employees. The options are exercisable at $3.50 per share for ten years expiring May 1, 2007. 40% of the Options are immediately exercisable, an additional 30% become exercisable in May, 1998 and all the Options are exercisable in November, 1998.

    During the year, no options were exercised.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

10. SHARE CAPITAL   (cont'd)

    d) Application of SFAS 123: Accounting for Stock-Based Compensation

    As all options granted are exercisable at $3.50 per share, which approximates the grant-date fair value of the options granted, no stock-based compensation has been recognized in connection with these options.

    e) Initial Public Offering

    Pursuant to the Underwriting Agreement between the company and the Underwriters, the company completed an initial public offering on October 9, 1997 and issued 1,000,000 common shares at $5 per share and 1,065,000 purchase warrants at $0.10 per warrant.

    The company has granted to the Underwriters the Over- Allotment Option, which is exercisable for a period of 45 days after the Closing, to purchase up to an aggregate 159,750 additional shares and 159,750 additional warrants (up to 15% of the shares and warrants being offered) at the public offering price, less underwriting discounts and commissions, solely to cover over-allotments, if any. 159,750 of warrants under this over-allotment option were issued.

    The company has agreed to sell to the Underwriters for a nominal consideration the Underwriters' Warrant to purchase 106,500 shares and 106,500 warrants, exclusive of the Over-Allotment Option. The Underwriters' Warrant will be non-exercisable for one year after the date of this prospectus. Thereafter, for a period of four years, the Underwriters' Warrant will be exercisable at $8.25 per share of common stock and $1.65 per warrant. The warrants underlying the Underwriters' Warrant will be substantially identical to the Warrants' offered to the public except they are not subject to redemption by the company until the Underwriters' Warrant has been exercised and the underlying warrants are outstanding, and that the exercise price of such warrants shall be $9.90 per share of common stock. The Underwriters' Warrant is not transferable for a period of one year from October 9, 1997, except to officers and stockholders of the Underwriters and to officers of the company.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

10. SHARE CAPITAL (cont'd)

    f) Purchase Warrants

    During the year, Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and Continental Stock Transfer & Trust Company. Each Warrant entitles its holder to purchase, during the four year period commencing on October 9, 1997, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

    The Warrants may be redeemed by the company at any time commencing one year from October 9, 1997 (or earlier with the consent of the representative) and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq SmallCap Market, or the last sale price per share of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 20 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

    The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or classification of the common stock. The Warrants do not confer upon holders any voting or any other rights of shareholders of the company.

    No Warrant will be exercisable unless at the time of exercise the company has filed with the Commission a current prospectus covering the issuance of common stock issuable upon the exercise of the Warrant and the issuance of shares has been registered or qualified or is deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the Warrant. The company has undertaken to use its best efforts to maintain a current prospectus relating to the issuance of shares of common stock upon the exercise of the Warrants until the expiration of the Warrants, subject to the terms of the Warrant Agreement. While it is the company's intention to maintain a current prospectus, there is no assurance that it will be able to do so.

    g) Bridge Warrants

    In May, 1997, the company issued an aggregate of 175,000 Warrants (the "Bridge Warrants"). The Bridge Warrants entitle the holder to purchase one share of common stock for $3.75 per share for a period of four years. Bridge Warrants are exchangeable at the option of the holder for a like number of warrants with identical terms as the Warrants.

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

11. RESEARCH AND DEVELOPMENT COSTS


                                                          1998               1997                1996
                                                             $                  $                   $
    Research and development costs are comprised of:

    Expenses incurred                                   298,582            191,762             171,768
    Less:  Investment tax credits                      (119,467)          (178,939)            (80,140)
                                                       ---------          ---------            --------
    Net expense                                         179,115             12,823              91,628
                                                       ---------          ---------            --------
                                                       ---------          ---------            --------

12. INCOME TAXES


                                                          1998               1997                1996
                                                             $                  $                   $
     a) Current                                         110,616             83,045             (60,957)
        Deferred                                         25,585             30,322               75,562
                                                       ---------          ---------            --------
                                                        136,201            113,367               14,605
                                                       ---------          ---------            --------
                                                       ---------          ---------            --------

     b) Current income taxes consists of:

        Amount calculated at basic Federal
         and Provincial rates                           134,406             96,621               21,625
        Application of losses carried forward
         from prior year                                  -                   -                 (22,585)
        Investment tax credits                            -                   -                 (16,757)
        Permanent and other differences                   1,795             16,746                2,992
        Portion of above adjustments allocable
         to extraordinary items                           -                   -                  29,330
        Timing differences                             (25,585)           (30,322)              (75,562)
                                                       ---------          ---------            --------
                                                       110,616             83,045             (60,957)
                                                       ---------          ---------            --------
                                                       ---------          ---------            --------
     c) Deferred income taxes represent
        the tax benefits derived from timing
        differences between amortization of
        property, plant and equipment charged to
        operations and amounts deducted from
        taxable income.


INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

13. EXTRAORDINARY ITEMS

    a) During the 1996 fiscal year, the companies settled certain past due accounts payable in the amount of $918,178 with certain key suppliers resulting in a one time forgiveness of those accounts (net of related expenses of $35,534), in the amount of $557,415. The balance of the accounts payable are to be repaid by January 31, 1999 (see note 7).

    b) During the 1996 fiscal year, the companies aborted efforts at obtaining new financing until settlement was reached with trade creditors. Accordingly, deferred financing costs pertaining to these efforts, in the amount of $156,329, of which $74,723 was incurred in 1995, were written off.

    c) Income taxes on the forgiveness and the amounts written off during 1996 amounted to $61,035.

14. NET INCOME PER COMMON SHARE

    Net income per common share is computed by dividing net income for the year by the weighted average number of common shares outstanding during the year, after giving effect to note 1(a).

    Fully diluted net income per common share was the same as basic net income per common share for fiscal 1998.

15. SALES TO MAJOR CUSTOMERS

    The breakdown of sales by geographic area is as follows:



                                                       1998               1997                1996
                                                          $                  $                   $

    Canada                                          9,843,813          8,843,699           7,103,089
    United States of America                          715,743            739,817             642,882
                                                   ----------          ---------           ---------
                                                   10,559,556          9,583,516           7,745,971
                                                   ----------          ---------           ---------
                                                   ----------          ---------           ---------


INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

16. OTHER SUPPLEMENTAL INFORMATION

    The following items were included in the statements of income:

                                                     1998               1997                 1996
                                                        $                  $                    $
    Amortization of property, plant and
     equipment                                     312,578            285,320             230,776
                                                   -------            --------            --------
                                                   -------            --------            --------
    Operating lease rentals for rental
     premises (net of rent received)                53,871             51,141              89,247
                                                   -------            --------            --------
                                                   -------            --------            --------
    Interest expense on
     Bank indebtedness                               3,570             26,891               33,984
     Stockholders' loans                            14,041             14,696               17,241
     Long-term debt                                 56,385             35,537               35,008
     Bridge financing                              134,334                 -                    -
                                                   -------            --------            --------
                                                   208,330             77,124               86,233
                                                   -------            --------            --------
                                                   -------            --------            --------



                                  EXHIBIT INDEX
                                  -------------
    3.1      Articles of Incorporation of the Registrant(3)
    3.2      By-laws of Registrant(2)
    4.1      Form of Underwriters' Warrant(1)
    4.2      Form of Warrant Agreement(1)
    4.3      Specimen Common Stock Certificate(3)
    4.4      Specimen Redeemable Common Stock Purchase Warrant
              Certificate(3)
   10.2      1997 Stock Option Plan(2)
   10.4      Form of Employment Agreement with Arnold Unger(3)
   10.5      Form of Employment Agreement with Renee Unger(3)
   10.6      Business Development Bank of Canada Note(3)
   10.7      National Bank of Canada Revolving Demand Credit
              Facility(3)
   10.8      National Bank of Canada Loan Agreement*
     21      List of Subsidiaries of Registrant*
     27      Financial Data Schedule*
   99.1      Share Exchange Agreement(2)


             * Filed herewith

             (1) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on August 22, 1997.

             (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on September 9, 1997.

             (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on September 26, 1997.