Form 10QSB
period 1998-04-30
INTERCORP EXCELLE INC
filed 1998-06-16
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 1998

                         Commission File Number 1-13365

                             INTERCORP EXCELLE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ontario, Canada                                                              N/A
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1880 Ormont Drive
Toronto, Ontario, Canada                                                 M9L 2V4
(Address of principal executive offices)                              (Zip Code)

(416) 744-2124
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: June 11, 1998 - 4,075,000 shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes | |   No |X|

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

INTERCORP EXCELLE INC.
Unaudited Interim Consolidated  Balance Sheets
As of April 30, 1998 and January 31, 1998
(Amounts expressed in US Dollars)


                                                                      April, 30 1998         January, 31 1998
                                                                 -------------------------------------------------
                                                                            $                        $
                                ASSETS
CURRENT ASSETS
Cash and short term investments                Note1                            3,291,785               3,368,790
Accounts Receivable                            Note1                              897,511                 702,814
Investment tax Credit Receivable                                                   59,980                  35,134
Inventory                                      Note 1                           1,069,927                 794,956
Income taxes Recoverable                                                                0                  26,640
Prepaid Expense And Sundry Assets                                                 100,194                  41,877
                                                                 -------------------------------------------------
Total Current Assets                                                            5,419,397               4,970,211

PROPERTY, PLANT AND EQUIPMENT                  Note 1                           3,091,143               2,917,989
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
Total Assets                                                                    8,510,540               7,888,200
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------



CURRENT LIABILITIES
Accounts Payable And Accrued Expenses                                           1,486,981               1,165,751
Income taxes Payable                                                               18,333                       -
Current Portion Of Long Term Debt                                                 200,811                 198,348
Current Portion Of Mortgage Payable                                                48,821                  48,223
                                                                 -------------------------------------------------
Total Current Liabilities                                                       1,754,946               1,412,322
                                                                 -------------------------------------------------

LONG TERM DEBT                                                                    619,878                 489,547
Mortgage Payable                                                                  903,194                 904,174
DUE TO DIRECTORS                                                                  145,608                 143,823
DEFERRED INCOME TAXES                                                             137,321                 135,637
                                                                 -------------------------------------------------
Total Liabilities                                                               3,560,947               3,085,503
                                                                 -------------------------------------------------



COMMON  STOCK                                  Note 2                           3,764,467               3,764,467
ADDITIONAL PAID-IN CAPITAL                                                        139,975                 139,975
RETAINED EARNINGS                                                               1,264,790               1,177,189
CUMULATIVE TRANSLATION ADJUSTMENTS                                               (219,639)               (278,934)
                                                                 -------------------------------------------------
Total Stockholders' Equity                                                      4,949,593               4,802,697
                                                                 -------------------------------------------------

Total Liabilities and Stockholders' equity                                      8,510,540               7,888,200
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------


INTERCORP EXCELLE INC.
Unaudited Interim Consolidated Statements Of Net Income
For the 3 months ended April 30
(Amounts expressed in US Dollars)



                                                                          3 Months Ended
                                                            April, 30, 1998           April, 30, 1997
                                                       ----------------------------------------------------
                                                                   $                         $

GROSS SALES                                                            3,015,516                 2,780,557
Trade Expenditures                                                       235,262                   183,431
                                                       ----------------------------------------------------
NET SALES                                                              2,780,254                 2,597,126
Cost of sales                                                          1,787,741                 1,749,127
                                                       ----------------------------------------------------
GROSS PROFIT                                                             992,513                   847,999

EXPENSES
Selling                                                                  402,495                   399,054
General & Administrative                                                 258,157                   197,031
Research & Development Costs                                              59,069                    25,372
Interest Expense net of income                                               683                    19,926
Amortization                                                              98,198                    91,318
                                                       ----------------------------------------------------
TOTAL OPERATING EXPENSES                                                 818,602                   732,701
                                                       ----------------------------------------------------

OPERATING INCOME                                                         173,911                   115,298

Gain /(loss) on exchange                                                 (40,836)                        0

Income Taxes                                                              45,474                    36,145
                                                       ----------------------------------------------------
                                                       ----------------------------------------------------
NET INCOME                                                                87,601                    79,153
                                                       ----------------------------------------------------
                                                       ----------------------------------------------------

NET INCOME PER WEIGHTED AVERAGE COMMON SHARES                               0.02                      0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                               4,075,000                 2,900,000
                                                       ----------------------------------------------------
                                                       ----------------------------------------------------


INTERCORP EXCELLE INC.
Unaudited Interim Consolidated Statements Of Changes in Financial Position For the 3 months ended April 30
(Amounts expressed in US Dollars)


                                                                      April, 30 1998            April, 30 1997
                                                                 ----------------------------------------------------

                                                                             $                         $
Cash flows from operating activities:
Net Income                                                                          87,601                    79,153
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Amortization                                                                        98,198                    91,318
Decrease/(increase) in accounts receivable                                        (186,675)                 (468,459)
Decrease/(increase) in investments tax credits                                     (24,503)                  (23,495)
Decrease/(increase) in inventory                                                  (266,104)                 (266,727)
Decrease/(increase) in prepaid expenses                                            (58,015)                  (60,741)
Increase/(decrease) in accounts payable                                            307,912                   769,536
Change in income taxes payable/recoverable                                          45,476                     3,368
                                                                 ----------------------------------------------------
Total adjustments                                                                  (83,711)                   44,800
                                                                 ----------------------------------------------------
Net cash provided by (used in) operating activities                                  3,890                   123,953
                                                                 ----------------------------------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                         (235,646)                 (186,202)

Financing Activities:
Advance / (Repayment) of Bank Indebtedness                                               0                 1,001,038
Mortgage repayments                                                                (12,251)                        0
Repayment of Long Term Debt                                                        (64,116)                  (20,463)
Proceeds from Long Term Debt                                                       176,590                         0
                                                                 ----------------------------------------------------
Cash provided by (used in) Financing Activities                                    100,223                   980,575
                                                                 ----------------------------------------------------

Effect of foreign currency exchange rate changes                                    54,528                   (18,311)
                                                                 ----------------------------------------------------

Net Increase / (Decrease) in cash and Cash Equivalents                             (77,005)                  900,015

Cash and Cash Equivalents
Beginning of period                                                              3,368,790                   176,117
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------
End of period                                                                    3,291,785                 1,076,132
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

Income taxes paid(refund received)                                                       0                         0
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

Interest paid                                                                          683                    19,926
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------


                             INTERCORP EXCELLE INC.
             Unaudited Consolidated Statements of Stockholders' Equity
                 for the 3 months ended April 30, 1998 and 1997

                                                                           Cumulative
                                          Common        Additional         Translation       Retained
                                           Stock      Paid-in Capital      Adjustments       Earnings           Total
                                     -----------------------------------------------------------------------------------------------
                                             $              $                  $                 $                $

Balance as of January 31, 1998           3,764,467        139,975          (278,934)         1,177,189           4,802,697
Foreign currency translation                 -               -               59,295              -                  59,295
Net Income for the period                    -               -                  -               87,601              87,601
                                     -----------------------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------------------
Balance as of April 30, 1998             3,764,467        139,975          (219,639)         1,264,790           4,949,593
                                     -----------------------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------------------
Balance as of January 31, 1997                 380           -              (31,929)           844,011             812,462
Foreign currency translation                  -              -               (9,284)              -                 (9,284)
Net Income for the period                     -              -                  -               79,153              79,153
                                     -----------------------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------------------
Balance as of April 30, 1997                   380           -              (41,213)           923,164             882,331
                                     -----------------------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------------------


                             INTERCORP EXCELLE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts expressed in US dollars)


1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation


The consolidated financial statements include the accounts of Intercorp Excelle Inc. ("the company") and its wholly owned subsidiary, Intercorp Excelle Foods Inc.

The company was incorporated on April 16, 1997 by its shareholders of the purpose of consolidating their 100% interests in anticipation of an initial public offering. On May 22, 1997, the company acquired all issued and outstanding common shares of Intercorp Foods Limited "IFL", Excelle Brands Food Corporation "EBFC" and Kalmath Investments Limited "KIL" (parent company of Excelle Brands Food Corporation). On February 1, 1998, IFL and KIL, together with its wholly-owned subsidiary, EBFC, were amalgamated to form Intercorp Excelle Foods Inc. All significant transactions and balances among the consolidated entities have been eliminated in the preparation of these consolidated financial statements.


b) Principal activities

Each of the companies included in these consolidated financial statements was incorporated in Canada on the following dates:

Intercorp Excelle Inc.                          April 16, 1997
Intercorp Excelle Foods Inc.                  February 1, 1998



(Amalgamated Intercorp Foods Limited which was incorporated on December 20, 1982 Kalmath Investments Ltd. which was incorporated on September 20, 1987 and Excelle Brands Food Corporation which was incorporated on February 7, 1987.)

The subsidiary company is principally engaged in the production of food products in Canada and its distribution in Canada and in the U.S.


c) Cash and Short term investments  (Bank Indebtedness)

Cash and short term investments include cash on hand, amount due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

d) Other financial instruments

The carrying amount of the companies' accounts receivable and payable approximates fair value because of payable approximates fair value because of the short maturity of these instruments.

e) long-term Financial Instruments

The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company current borrowing rate for similar instruments of comparative maturity would be.

                             INTERCORP EXCELLE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts expressed in US dollars)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Inventory

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

h) Income Taxes

The companies account for income tax under the provisions of statement of Financial Accounting standard No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have have been in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

i) Foreign Currency Translation

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

The translation of the financial statements from Canadian dollars("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange prevailing during each reporting period. No representation is made that the Canadian dollar amounts could havebeen or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholder's equity.

                             INTERCORP EXCELLE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts expressed in US dollars)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j) Sales

Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

k) Government Assistance and Investment Tax Credits

Government Assistance and Investment Tax Credits are recorded on the accrual basis and are accounted for as a reduction of the related current or capital expenditures.

l) Net Income per Weighted Average Common Shares

Net Income per common shares is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

m) Use of Estimates

The preparation of financial statements required management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


n) Accounting Changes

On February 1, 1996 the company adopted the provision of SFAS No.121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposal Of. SFAS No. 121 requires that long-lived Assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995.Adoption of SFAS No. 121 did not have a material impact on the company's results of operations.

                             INTERCORP EXCELLE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts expressed in US dollars)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduces a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognized compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Opinion No. 25, Accounting for Stock Issued to Employees. However,SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial financial statements for fiscal years beginning after December15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123.


2 Authorized

An unlimited number of common and preference shares

The preference shares are issuable in series upon approval by the directors with the appropriate appropriate designation, rights, and conditions attaching to each share of such series.


Issued                                                              April 30, 1998        April 30, 1997
                                                               ------------------------------------------
                                                                          $                      $

4,075,000 Common Shares (1997 - 2,900,000 Common Shares)                 3,764,467                   380
                                                               ------------------------------------------
                                                               ------------------------------------------


Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition

General

         The statements contained in this report that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. The "Company" shall mean Intercorp Excelle
Inc. and its wholly owned subsidiary Intercorp Excelle Foods Inc.

Results of Operations

         Three months ended April 30, 1998 compared to the three months ended April 30, 1997.

         Revenues for three months ended April 30, 1998 were $3,015,516, a 8.5% increase over prior year first quarter revenues of $2,780,557. This increase was primarily due to growth in Renee's branded business (Renee's Gourmet regular and Naturally Light(TM) dressings), and food service incremental distribution.

         Gross profit for the same three months of $992,513 was 35.6% of net revenues, as compared to 32.6% for the same period one year ago. This positive change can be attributed to a favourable mix towards higher margin branded business as well as improvements in operational efficiency (including lower manufacturing conversion costs and distribution). Gross margins were not affected by price changes, which, for the most part, remained unchanged, as compared to the first quarter of the prior year.

         Selling and marketing expenses during the first quarter of 1998 were for the most part in line with the first quarter of 1997, reflecting management's decision to delay Renee's new sauces launch until the second quarter of the current fiscal year. General and administrative expenses for the first quarter of $258,158 were $61,127 higher than the first quarter for prior year, reflecting increased administrative support for the public entity, wages and benefits.

         Income from operations (before income taxes and extraordinary items), increased substantially by $58,613 to $173,911 for first quarter of 1998 versus the first quarter of 1997. Although a portion of this incremental profitability is timing related only, this improvement is directly as a result of continued sales growth, and improved gross margins, which more than offset an additional investment in research and development and administrative overhead.

         The Company reported a translation loss of $40,836 on US funds converted from Canadian dollars as at the end of the first quarter. The Company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

         Income after taxes and extraordinary items was $87,601 for the first quarter of 1998, an increase of 10.7% from the first quarter of 1997.

Liquidity and Capital Resources

         The Company had a break-even net change in cash from operations for the three months ending April 30, 1998. The principal source of cash traced to reported net income of $87,601 and an increase in accounts payable and accrued liabilities. This was offset by cash used to increase inventories and an increase in accounts receivable at the end of the period. This is in line with prior year's first quarter, in which the Company generated a net increase in cash flows of $123,953, which also traced to operating profits and an increase in accounts payable.

         Cash flows used in investing activities during the three months ending April 30, 1998 were $235,646. This reflected planned capital additions for the quarter. Capital additions in the current fiscal year are substantially higher that for the first quarter of 1997, most of which is the result of the timing of capital expenditures.

         The Company's secured credit arrangement with National Bank of Canada is unchanged since June 1997. This facility includes a credit line of Cdn$900,000, that is due on demand and bears interest at prime plus 1.0%. All borrowings are collateralized by the assets of the Company.

         The Company received net proceeds from its initial public offering effective October 9, 1997 in a net amount of $3,799,062. The Company believes that the proceeds of the offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next eighteen months. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions, which would utilize currently available capacity. The Company also intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

PART II OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

         The Company made an initial public offering of its common stock, no par value ("Common Stock") and common stock purchase warrants ("Warrants") (the Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Commission on October 9, 1997, File No. 333-7202 ("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value.

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:



Expense                                                         Amount

Underwriter's Discounts and Commissions                     $    512,247
Finders Fees                                                           0
Expenses paid to or for the Underwriters                         241,674
Other expenses (1)                                               569,492
Total Expenses                                              $  1,323,413



(1) Estimate


         None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

         The net offering proceeds to the Company after deducting for the foregoing expenses are $3,799,062.

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:


Item                                                            Amount

Purchase of Building                                        $    408,676
Temporary Investments (1)                                      2,735,386
Repayment of Indebtedness                                        655,000
Total Application of Net Proceeds                           $  3,799,062



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


Item 6 Exhibits and Reports on Form 8-K
                  (a)      Exhibits
                           27 - Financial Data Schedule
                  (b)      Reports of Form 8-K
                           None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERCORP EXCELLE, INC.



     June 15, 1998                    By: /s/ ARNOLD UNGER
                                          ---------------------------
                                          Arnold Unger
                                          Chief Executive Officer



     June 15, 1998                    By: /s/ FRED BURKE
                                          ---------------------------
                                          Fred Burke
                                          Principal Accounting Officer and Chief
                                          Financial Officer

                                  EXHIBIT INDEX

27 Financial Data Schedule