Form 10QSB
period 1998-07-31
INTERCORP EXCELLE INC
filed 1998-09-14
CIK 1039467

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended July 31, 1998

                         Commission File Number 1-13365

                            ------------------------

                             INTERCORP EXCELLE INC.

             (Exact name of registrant as specified in its charter)

               ONTARIO, CANADA                                      N/A
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              1880 ORMONT DRIVE                                   M9L 2V4
          TORONTO, ONTARIO, CANADA                              (Zip Code)
  (Address of principal executive offices)

                                 (416) 744-2124
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: September 11, 1998 -- 4,075,000 common shares, no par value.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                           PAGE
                                                                                                         ---------
PART I           FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as at July 31, 1998 and January 31, 1998..................      1

                 Interim Consolidated Statements of Net Income for the three and six months ended July
                 31, 1998 and 1997.....................................................................      2

                 Interim Consolidated Statements of Changes in Financial Position for the six months
                 ended July 31, 1998 and 1997..........................................................      3

                 Interim Consolidated Statements of Stockholders' Equity for the six months ended July
                 31, 1998..............................................................................      4

                 Notes to Consolidated Financial Statements............................................   5 to 8

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS............................................................................   9 to 10

PART II.         OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................     11

ITEM 4.          MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS.......................................     12

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K......................................................     12

                 SIGNATURES............................................................................     13

                             INTERCORP EXCELLE INC.

                          CONSOLIDATED BALANCE SHEETS

                    AS OF JULY 31, 1998 AND JANUARY 31, 1998

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

                                                                                            JULY 31,   JANUARY 31,
                                                                                              1998        1998
                                                                                           ----------  -----------
                                                                                               $            $
                                                      ASSETS
CURRENT ASSETS
Cash and short term investments...............................................  Note 1      3,115,066   3,368,790
Accounts Receivable...........................................................  Note 1      1,180,111     702,814
Investment Tax Credit Receivable..............................................                 70,455      35,134
Inventory.....................................................................  Note 1        791,261     794,956
Income Tax Recoverable........................................................                      0      26,640
Prepaid Expense And Sundry Assets.............................................                136,981      41,877
                                                                                           ----------  -----------
Total Current Assets..........................................................              5,293,874   4,970,211
                                                                                           ----------  -----------

PROPERTY, PLANT AND EQUIPMENT.................................................  Note 1      2,933,751   2,917,989
                                                                                           ----------  -----------
Total Assets..................................................................              8,227,625   7,888,200
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                               CURRENT LIABILITIES
Accounts Payable And Accrued Expenses.........................................              1,330,470   1,165,751
Income Tax Payable............................................................                 48,531           0
Current Portion Of Long Term Debt.............................................                191,374     198,348
Current Portion Of Mortgage Payable...........................................                 46,527      48,223
                                                                                           ----------  -----------
Total Current Liabilities.....................................................              1,616,902   1,412,322
                                                                                           ----------  -----------
LONG TERM DEBT................................................................                691,276     489,547
MORTGAGE PAYABLE..............................................................                849,119     904,174
DUE TO DIRECTORS..............................................................                138,765     143,823
DEFERRED INCOME TAXES.........................................................                130,868     135,637
                                                                                           ----------  -----------
Total Liabilities.............................................................              3,426,930   3,085,503
                                                                                           ----------  -----------

COMMON STOCK..................................................................  Note 2      3,904,442   3,904,442
RETAINED EARNINGS                                                                           1,350,806   1,177,189
CUMULATIVE TRANSLATION ADJUSTMENTS............................................               (454,553)   (278,934)
                                                                                           ----------  -----------

Total Stockholders' Equity....................................................              4,800,695   4,802,697
                                                                                           ----------  -----------

Total Liabilities and Stockholders' equity....................................              8,227,625   7,888,200
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                             INTERCORP EXCELLE INC.

                 INTERIM CONSOLIDATED STATEMENTS OF NET INCOME

           FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

                                                             3 MONTHS      6 MONTHS      3 MONTHS      6 MONTHS
                                                              ENDED         ENDED         ENDED         ENDED
                                                             JULY 31,      JULY 31,      JULY 31,      JULY 31,
                                                               1998          1998          1997          1997
                                                           ------------  ------------  ------------  ------------
                                                                $             $             $             $
GROSS SALES..............................................    3,418,056     6,433,572     3,468,537     6,249,094
Trade Expenditures.......................................      310,967       546,229       280,820       464,251
                                                           ------------  ------------  ------------  ------------
NET SALES................................................    3,107,089     5,887,343     3,187,717     5,784,843

Cost of sales............................................    2,137,920     3,925,661     2,117,527     3,866,654
                                                           ------------  ------------  ------------  ------------
GROSS PROFIT.............................................      969,169     1,961,682     1,070,190     1,918,189
                                                           ------------  ------------  ------------  ------------

EXPENSES
Selling..................................................      537,177       939,672       572,324       971,378
General & Administrative.................................      245,538       503,695       296,299       493,330
Research & Development Costs.............................       74,908       133,977        32,725        58,097
Financial (net of interest income).......................      (12,250)      (11,567)       37,150        57,076
Amortization.............................................       94,346       192,544        90,350       181,668
                                                           ------------  ------------  ------------  ------------
TOTAL OPERATING EXPENSES.................................      939,719     1,758,321     1,028,848     1,761,549

OPERATING INCOME.........................................       29,450       203,361        41,342       156,640
Gain/(loss) on exchange..................................       87,306        46,470             0             0

Income Taxes.............................................       30,740        76,214        18,865        55,010
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................       86,016       173,617        22,477       101,630
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

NET INCOME PER WEIGHTED AVERAGE COMMON SHARES (Note
  2c)....................................................         0.02          0.04          0.01          0.04
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES.................    4,075,000     4,075,000     2,900,000     2,900,000
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                             INTERCORP EXCELLE INC.

        INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

                 FOR THE 6 MONTHS ENDED JULY 31, 1998 AND 1997

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

                                                                                          JULY 31,      JULY 31,
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                                                             $             $
Cash flows from operating activities:
  Net Income..........................................................................      173,617       101,630

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Amortization......................................................................      192,544       181,668
    Gains on disposal property, plant & equipment.....................................            0        (2,903)
    Increase in accounts receivable...................................................     (520,459)     (266,069)
    Decrease/(increase) in investments tax credits....................................      (38,165)       69,986
    Increase in inventory.............................................................      (31,382)     (271,729)
    Increase in prepaid expenses......................................................     (100,663)     (356,476)
    Increase in accounts payable......................................................      218,880       270,624
    Change in income taxes payable/recoverable........................................       77,397        37,738
    Increase/(decrease) in deferred income tax........................................            0       (39,110)
                                                                                        ------------  ------------
      Total adjustments...............................................................     (201,848)     (376,271)
                                                                                        ------------  ------------
Net cash provided by (used in) operating activities...................................      (28,231)     (274,641)
                                                                                        ------------  ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment...........................................     (317,524)     (367,215)
                                                                                        ------------  ------------
Net cash used in investing activities.................................................     (317,524)     (367,215)
                                                                                        ------------  ------------

Financing Activities:
  Advance/(Repayment) of Bank Indebtedness............................................            0       764,725
  Mortgage repayments.................................................................      (24,205)            0
  Bridging Loan.......................................................................            0       621,870
  Repayment of long term debt.........................................................     (108,695)     (204,014)
  Proceeds from Long Term Debt........................................................      336,437       206,141
                                                                                        ------------  ------------
Net cash provided by financing activities.............................................      203,537     1,388,722
                                                                                        ------------  ------------
Effect of foreign currency exchange rate changes......................................     (111,506)       (4,368)
                                                                                        ------------  ------------
Net Increase/(Decrease) in cash and Cash Equivalents..................................     (253,724)      742,498

Cash and Cash Equivalents
Beginning of period...................................................................    3,368,790       176,117
                                                                                        ------------  ------------
End of period.........................................................................    3,115,066       918,615
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Income tax refund received............................................................        1,082             0
Interest paid (Received)..............................................................      (12,250)       57,076

                             INTERCORP EXCELLE INC.

            INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JULY 31, 1998

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

                                                               ADDITIONAL   CUMULATIVE
                                                     COMMON      PAID-IN    TRANSLATION   RETAINED
                                                     STOCK       CAPITAL    ADJUSTMENTS   EARNINGS     TOTAL
                                                   ----------  -----------  -----------  ----------  ----------
                                                                    $            $           $           $
Balance as of January 1, 1998....................   3,764,467     139,975     (278,934)   1,177,189   4,802,697
Foreign currency translation.....................      --          --           59,295       --          59,295
Net Income for the quarter.......................      --          --           --           87,601      87,601
                                                   ----------  -----------  -----------  ----------  ----------
Balance as of April 30, 1998.....................   3,764,467     139,975     (219,639)   1,264,790   4,949,593
Foreign currency translation.....................      --          --         (234,914)      --        (234,914)
Net Income for the quarter.......................      --          --           --           86,016      86,016
                                                   ----------  -----------  -----------  ----------  ----------
Balance as of July 31, 1998......................   3,764,467     139,975     (454,553)   1,350,806   4,800,695
                                                   ----------  -----------  -----------  ----------  ----------
                                                   ----------  -----------  -----------  ----------  ----------

                             INTERCORP EXCELLE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Intercorp Excelle Inc. ("the Company") and its wholly owned subsidiary, Intercorp Excelle Foods Inc. The Company was incorporated on April 18, 1997 by its shareholders of the purpose of consolidating their 100% interests in anticipation of an initial public offering. On May 22, 1997, the Company acquired all issued and outstanding common shares of Intercorp Foods Limited "IFL", Excelle Brands Food Corporation "EBFC" and Kalmath Investments Limited "KIL" (parent company of Excelle Brands Food Corporation). On February 1, 1998, IFL and KIL, together with its wholly-owned subsidiary, EBFC, were amalgamated to form Intercorp Excelle Foods Inc. All significant transactions and balances among the consolidated entities have been eliminated in the preparation of these consolidated financial statements. The consolidated condensed interim financial statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

B) PRINCIPAL ACTIVITIES

    Each of the companies included in these consolidated financial statements was incorporated in Canada on the following dates:

    Intercorp Excelle Inc.

    Intercorp Excelle Foods Inc.*

    *(Amalgamated Intercorp Foods Limited which was incorporated on December 20, 1982, Kalmath Investments Ltd. which was incorporated on September 20, 1987 and Excelle Brands Food Corporation which was incorporated on February 7, 1987)

    The subsidiary companies are principally engaged in the production of food products in Canada and its distribution in Canada and in the U.S.

C) CASH AND SHORT TERM INVESTMENTS (BANK INDEBTEDNESS)

    Cash and short term investments include cash on hand, amount due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

D) OTHER FINANCIAL INSTRUMENTS

    The carrying amount of the Company's accounts receivable and payable approximates fair value because of payable approximates fair value because of the short maturity of these instruments.

E) LONG-TERM FINANCIAL INSTRUMENTS

    The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparative maturity would be.

                             INTERCORP EXCELLE INC.

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F) INVENTORY

    Inventory is valued at lower of cost or net realizable value. Cost is determined on the first-in, first-out basis.

G) PROPERTY, PLANT AND EQUIPMENT

Equipment.........................................  20% declining balance
Leasehold Improvement.............................  10% straight line
Vehicle...........................................  30% declining balance
Computer Equipment................................  30% declining balance
Office Furniture..................................  20% declining balance

    Amortization for assets acquired during the period are recorded at one-half of the indicated rates, which Approximates when they were put into use.

H) INCOME TAXES

    The Company accounts for income tax under the provisions of statement of Financial Accounting Standard No. 109, Which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

                             INTERCORP EXCELLE INC.

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K) GOVERNMENT ASSISTANCE AND INVESTMENT TAX CREDITS

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

M) ACCOUNTING CHANGES

    On February 1, 1996 the Company adopted the provision of SFAS No.121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995.Adoption of SFAS No. 121 did not have a material impact on the Company's results of operations.

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

2 COMMON STOCK

A) AUTHORIZED

    An unlimited number of common and preference shares

    The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.

ISSUED

                                                                                                 JULY 31, 1998   JULY 31, 1997
                                                                                                       $               $
                                                                                                 -------------   -------------
4,075,000 Common Shares........................................................................    3,764,467          380
                                                                                                 -------------      -----
                                                                                                 -------------      -----
1,399,750 Warrants.............................................................................      139,975            0
                                                                                                 -------------      -----
                                                                                                 -------------      -----

                             INTERCORP EXCELLE INC.

                       (AMOUNTS EXPRESSED IN US DOLLARS)
                                  (UNAUDITED)

2 COMMON STOCK (CONTINUED)
B) STOCK OPTION PLAN

    In May, 1997, the board of directors and shareholders adopted the Intercorp Excelle Inc. Stock Option Plan (the "1997 Plan"), pursuant to which 500,000 shares of common stock are reserved for issuance.

    The 1997 Plan will be administered by the compensation committee or the board of directors, who will determine, those individuals who shall receive options, the time period during which the options may be partially exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

    In May, 1997, the Board granted 200,000 Options under the 1997 Plan to five individuals, including officers, directors and key employees. The options are exercisable at $3.50 per share for ten years expiring May 1, 2007. 40% of the Options are immediately exercisable, an additional 30% become exercisable in May, 1998 and all the Options are exercisable in November, 1998

    In April 1998, the Board granted 30,000 options to key employees and 10,000 options to the Company's independent directors. The options are exercisable at $5.00 per share for five years expiring April 2003. 40% of the Options are immediately exercisable, an additional 30% become exercisable in April 1999 and all the Options are exercisable in April, 2000.

C) EARNINGS PER SHARE

    Net Income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

    Fully diluted net income per share was the same as the basic net income per common share for the period ended July 31, 1998 and 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

    The statements contained in this filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JULY 31, 1998 COMPARED TO THE SIX MONTHS ENDED JULY 31,
     1997.

    Revenues for six months ended July 31, 1998 were $6,433,572, a 3.0% increase over prior year first half revenues of $6,249,094. This increase was primarily due to growth in Renee's branded business (Renee's Gourmet regular and Naturally Light-TM- dressing), and food service incremental distribution. Also note, that actual sales growth in Canadian dollars, net of foreign exchange differentials, was significantly higher at 8.0%, (based on first half revenues of $9.3million
CDN).

    Gross profit for the same six month period of $1,961,682 was 33.3% of net revenues, which was only slightly favourable compared to the same period one year ago. This was attributed to higher cost of goods, including canola oil and packaging which was offset by a favourable mix towards higher margin branded business as well as improvements in operational efficiency (including lower manufacturing conversion costs and distribution). Gross margins were not affected by price changes, which, for the most part, remained unchanged, as compared to the prior year.

    Selling and marketing expenses of $939,672 for the first half of the fiscal year were for the most part in line with the first six months of 1997, reflecting management's decision to delay Renee's new sauces launch until the start of the third quarter of the current fiscal year. General and administrative expenses of $503,695 were slightly higher than prior year, reflecting increased wages and benefits.

    Research and development expenses of $133,977 during the first six months of the fiscal year were more than double versus the same period one year ago, tracing to overall higher spending levels and reduced research and development tax credits accrued. Financial costs included a high amount of interest income on funds invested in interest bearing accounts.

    Operating income increased substantially by $46,721 to $203,361 for the six months ended July 31, 1998 versus prior year. Although a portion of this incremental profitability is timing related only, this improvement is directly a result of continued sales growth, and marginally improved gross margins, which more than offset an additional investment in research and development, and administrative overheads.

    The Company reported a translation gain of $46,470 on US funds converted from Canadian dollars as at the end of the first half of the fiscal year. The Company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

    Net income improved by 71% in the first half of fiscal 1998, to $173,617, primarily due to translation gains and incremental sales growth.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a cash outflow from operations of $28,231 for the six months ending July 31, 1998. The principal source of cash traced to reported net income of $173,617 and an increase in accounts payable and accrued liabilities. This was offset by cash used to increase inventories, prepaids and an increase in accounts receivable at the end of the period. This is favourable to prior year, in which the Company generated a net operating cash outflow of $274,642, which also traced to inventories, prepaids and accounts receivable.

    Capital spending during the six months ending July 31, 1998 totaled $317,524 which is lower than the prior year, most of which is timing only.

    The Company's secured credit arrangement with National Bank of Canada was re-negotiated during the second quarter of this fiscal year. This new facility includes a credit line of Cdn$1.0million that is due on demand and bears interest at prime plus 1.0% plus an additional Cdn$740,000 capital loan to cover current year capital expenditures. All borrowings are collateralized by the assets of the Company.

    The Company received net proceeds of an initial public offering effective October 9, 1997 in a net amount of $3,799,062. The Company believes that the proceeds of the offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions. The Company also intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

    The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

EXPENSE                                                                              AMOUNT
--------------------------------------------------------------------------------  ------------
Underwriter's Discounts and Commissions.........................................  $    512,247
Finders Fees....................................................................             0
Expenses paid to or for the Underwriters........................................       241,674
Other expenses (1)..............................................................       569,492
Total Expenses..................................................................  $  1,323,413

------------------------

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

    The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

ITEM                                                                                 AMOUNT
--------------------------------------------------------------------------------  ------------
Purchase of Building............................................................  $    408,676
Temporary Investments (1).......................................................     2,735,386
Repayment of Indebtedness.......................................................       655,000
Total Application of Net Proceeds...............................................  $  3,799,062

------------------------

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

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on July 15, 1998. The purpose of the meeting was to vote for the election of directors ("Proposal 1") and to ratify the appointment of Schwartz, Levitsky, Feldman, Chartered Accountants, as the Company's independent certified public accountants ("Proposal 2").

    Proposal 1--The following seven persons were elected to serve as directors of the Company for the ensuing year: Arnold Unger, Renee Unger, Fred Burke, Lori Gutmann, Alysee Unger, John Rothschild and Taketo Murata. There were 3,893,400 votes cast in favor, 0 votes against and 3,000 votes withheld for each of the above named directors.

    Proposal 2--The proposal to ratify Schwartz, Levitsky, Feldman, Chartered Accountants, as the Company's independent certified public accountants for the ensuing year was approved. There were 3,886,400 votes cast in favor, 0 votes against and 10,000 votes withheld for the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27.1   Financial Data Schedule

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERCORP EXCELLE, INC.

                                By:               /s/ ARNOLD UNGER
                                     -----------------------------------------
                                                    Arnold Unger
                                            CHIEF EXECUTIVE OFFICER AND
September 14, 1998                                 CO-CHAIRPERSON

                                By:               /s/ RENEE UNGER
                                     -----------------------------------------
                                                    Renee Unger
September 14, 1998                          PRESIDENT AND CO-CHAIRPERSON

                                By:                /s/ FRED BURKE
                                     -----------------------------------------
                                                     Fred Burke
                                           CHIEF FINANCIAL OFFICER, CHIEF
September 14, 1998                          OPERATING OFFICER, SECRETARY

                                 EXHIBIT INDEX

      27.1   Financial Data Schedule