Form 10QSB
period 1998-10-31
INTERCORP EXCELLE INC
filed 1998-12-15
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the nine months ended October 31, 1998

                         Commission File Number 1-13365

                                   -----------

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /  X  /                   No  /     /

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: December 14, 1998 - 4,107,500 common shares, no par value.

         Transitional Small Business Disclosure Format (check one):
                                                     YES  /   /    NO  /  X  /


                                                                                                                            Page
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets as at October 31, 1998 and January 31, 1998                                 1

                     Interim Consolidated Statements of Net Income for the three and nine months ended October 31,           2
                     1998 and 1997

                     Interim Consolidated Statements of Changes in Financial Position for the nine months ended              3
                     October 31, 1998 and 1997

                     Interim Consolidated Statements of Stockholders' Equity for the nine months ended October 31, 1998      4

                     Notes to Interim Consolidated Financial Statements                                                    5 to 8

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations                 9 to 10

PART II.             OTHER INFORMATION

Item 2.              Changes in Securities and Use of Proceeds                                                               11

Item 6               Exhibits and reports  Form 8-K                                                                          12
                     Signatures                                                                                              13


                             INTERCORP EXCELLE INC.

                           Consolidated Balance Sheets

                   As of October 31, 1998 and January 31, 1998

                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                                                                      October 31,      January 31,
                                                                                         1998             1998
                                                                                           $                $
                                     ASSETS
CURRENT ASSETS
Cash and short term investments                                   Note 1(c)           3,261,577         3,368,790
Accounts Receivable                                               Note 1(d)             735,036           702,814
Investment Tax Credit Receivable                                                         86,296            35,134
Inventory                                                         Note 1(f)           1,063,106           794,956
Income Tax Recoverable                                                                        0            26,640
Prepaid Expense And Sundry Assets                                                       161,520            41,877
                                                                                   --------------     -----------
Total Current Assets                                                                  5,307,535         4,970,211
                                                                                   --------------     -----------
                                                                                   --------------     -----------
PROPERTY, PLANT AND EQUIPMENT                                     Note 1(g)           2,816,665         2,917,989
                                                                                   --------------     -----------
Total Assets                                                                          8,124,200         7,888,200
                                                                                   --------------     -----------
                                                                                   --------------     -----------

                               CURRENT LIABILITIES
Accounts Payable And Accrued Expenses                                                 1,336,056         1,165,751
Income Tax Payable                                                                       13,503                 0
Current Portion Of Long Term Debt                                                       186,116           198,348
Current Portion Of Mortgage Payable                                                      45,249            48,223
                                                                                   --------------     -----------
Total Current Liabilities                                                             1,580,924         1,412,322

LONG TERM DEBT                                                                          638,879           489,547
MORTGAGE PAYABLE                                                                        814,480           904,174
DUE TO DIRECTORS                                                                        134,953           143,823
DEFERRED INCOME TAXES                                                                   127,273           135,637
                                                                                   --------------     -----------
Total Liabilities                                                                     3,296,509         3,085,503
                                                                                   --------------     -----------

COMMON STOCK                                                      Note 2(a)           4,018,192         3,904,442
RETAINED EARNINGS                                                                     1,396,610         1,177,189
CUMULATIVE TRANSLATION ADJUSTMENTS                                Note 1(I)           (587,111)         (278,934)
                                                                                   --------------     -----------
Total Stockholders' Equity                                                            4,827,691         4,802,697
                                                                                   --------------     -----------
Total Liabilities and Stockholders' equity                                            8,124,200         7,888,200
                                                                                   --------------     -----------
                                                                                   --------------     -----------


                             INTERCORP EXCELLE INC.
                  Interim Consolidated Statements Of Net Income

          For the three and nine months ended October 31, 1998 and 1997

                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                                    3 months ended   9 months ended   3 months ended     9 months ended
                                                    October 31, 1998 October 31, 1998  October 31, 1997  October 31, 1997
                                                           $               $                 $            $
                                                    ---------------- ---------------- ----------------- -----------------
GROSS SALES         (Note 1 (j))                      2,486,594        8,920,166        2,471,500        8,720,594
Trade Expenditures                                      175,732        721,961            232,742          696,993



NET SALES                                             2,310,862        8,198,205        2,238,758         8,023601
                                                    ---------------- ---------------- ----------------- -----------------
Cost of sales                                         1,550,990        5,476,652        1,512,078        5,378,732
                                                    ---------------- ---------------- ----------------- -----------------

GROSS PROFIT                                            759,872        2,721,553          726,680        2,644,869
                                                    ---------------- ---------------- ----------------- -----------------

EXPENSES
Selling                                                 344,397        1,284,069          292,654        1,264,032
General & Administrative                                271,105          774,800          305,200          798,530
Research & Development Costs                             64,070          198,047           22,532           80,629
Financial (net of interest income)                        6,317           (5,251)          24,781           81,857
Amortization                                             72,212          264,757           66,665          248,333
                                                    ---------------- ---------------- ----------------- -----------------
TOTAL OPERATING EXPENSES                                758,101        2,516,422          711,832        2,473,381
                                                    ---------------- ---------------- ----------------- -----------------
OPERATING INCOME                                          1,771          205,131           14,848          171,488

Gain/(loss) on foreign exchange                          70,144          116,615                0                0

Income Taxes                                             26,111          102,325            6,683           61,693
                                                    ---------------- ---------------- ----------------- -----------------
NET INCOME                                               45,804          219,421            8,165          109,795
                                                    ---------------- ---------------- ----------------- -----------------
                                                    ---------------- ---------------- ----------------- -----------------

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
 (Note 2c)                                                 0.01             0.05             0.00             0.04
                                                    ---------------- ---------------- ----------------- -----------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES              4,087,976        4,087,976        2,900,000        2,900,000
                                                    ---------------- ---------------- ----------------- -----------------
                                                    ---------------- ---------------- ----------------- -----------------


                             INTERCORP EXCELLE INC.

        Interim Consolidated Statements Of Changes in Financial Position

               For the nine months ended October 31, 1998 and 1997

                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                                                                    October 31, 1998           October 31, 1997
                                                                                    ----------------           ----------------
                                                                                            $                           $
Cash flows from operating activities:
         Net Income                                                                      219,421                    109,795
Adjustments to reconcile net income to net cash provided by operating activities:
                  Amortization                                                           264,757                    243,897
                  Gains on disposal property, plant & equipment                                0                      (2887)
                  Decrease/(Increase) in accounts receivable                            (106,386)                   152,150
                  Increase in investments tax credits                                    (56,003)
                  Decrease/(Increase) in inventory                                      (325,975)                     5,866
                  Decrease/(Increase) in prepaid expenses                               (129,061)                     4,070
                  Increase in accounts payable                                           261,162                    785,397
                  Change in income taxes payable/recoverable                              43,586                          0
                                                                                    ----------------           ----------------
                           Total adjustments                                             (47,920)                   931,768
                                                                                    ----------------           ----------------
Net cash provided by operating activities                                                171,501                  1,041,563
                                                                                    ----------------           ----------------

Cash flows from investing activities:
         Cash used in purchase of property, plant and equipment                         (257,303)                (1,942,550)
                                                                                    ----------------           ----------------
Cash flow from financing activities:
         Repayment of bank indebtedness                                                        0                   (235,160)
         Mortgage Proceeds / (repayments)                                                (11,351)                   997,648
         Repayment of long term debt                                                     (68,521)                    (6,961)
             Net proceeds from issuance of common stock                                  113,625                  3,798,400
                                                                                    ----------------           ----------------
Net cash provided by/(used in) financing activities                                       33,753                  4,553,927
                                                                                    ----------------           ----------------
Effect of foreign currency exchange rate changes                                         (55,164)                   (27,526)
                                                                                    ----------------           ----------------

Net Increase/(Decrease) in cash and cash equivalents                                    (107,213)                 3,625,414
                                                                                    ----------------           ----------------
Cash and cash equivalents
Beginning of period                                                                    3,368,790                    134,357

                                                                                    ----------------           ----------------
                                                                                    ----------------           ----------------
End of period                                                                          3,261,577                  3,759,771
                                                                                    ----------------           ----------------
                                                                                    ----------------           ----------------
Income tax paid /(refund received)                                                        45,662                    (47,156)
                                                                                    ----------------           ----------------
                                                                                    ----------------           ----------------
Interest paid /(received), net                                                            (5,250)                    81,857
                                                                                    ----------------           ----------------
                                                                                    ----------------           ----------------


                             INTERCORP EXCELLE INC.

             Interim Consolidated Statements of Stockholders' Equity

                   For the nine months ended October 31, 1998

                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                                         Additional     Cumulative
                                           Common         Paid-in       Translation     Retained
                                            Stock         Capital       Adjustments     Earnings         Total
                                         ----------     ------------   -------------  ------------   -----------
                                              $              $               $              $              $
Balance as of January 31, 1998           3,764,467        139,975       (278,934)      1,177,189      4,802,697

Foreign currency translation                  --             --           59,295            --           59,295

Net Income for the quarter                    --             --             --            87,601         87,601
                                         ----------     ------------   -------------  ------------   -----------
Balance as of April 30, 1998             3,764,467        139,975       (219,639)      1,264,790      4,949,593

Foreign currency translation                  --             --         (234,914)           --         (234,914)

Net Income for the quarter                    --             --             --            86,016         86,016
                                         ----------     ------------   -------------  ------------   -----------
Balance as of  July 31, 1998             3,764,467        139,975       (454,553)      1,350,806      4,800,695


Stock options exercised by Officers        113,750           --             --              --          113,750

Foreign currency translation                  --             --         (132,558)           --         (132,558)

Net Income for the quarter                    --             --             --            45,804         45,804
                                         ----------     ------------   -------------  ------------   -----------
                                         ----------     ------------   -------------  ------------   -----------
Balance as of October 31, 1998           3,878,217        139,975       (587,111)      1,396,610      4,827,691
                                         ----------     ------------   -------------  ------------   -----------
                                         ----------     ------------   -------------  ------------   -----------


                             INTERCORP EXCELLE INC.

               Notes to Interim Consolidated Financial Statements

                        (Amounts expressed in US Dollars)
                                   (Unaudited)


1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

      The consolidated financial statements include the accounts of Intercorp Excelle Inc. ("the Company") and its wholly owned subsidiary, Intercorp Excelle Foods Inc. The Company was incorporated on April 16, 1997 by its shareholders of the purpose of consolidating their 100% interests for the purpose of an initial public offering which was completed on October 9, 1997. On May 22, 1997, the Company acquired all issued and outstanding common shares of Intercorp Foods Limited "IFL", Excelle Brands Food Corporation "EBFC" and Kalmath Investments Limited "KIL" (parent company of Excelle Brands Food Corporation). On February 1, 1998, IFL and KIL, together with its wholly-owned subsidiary, EBFC, were amalgamated to form Intercorp Excelle Foods Inc. All significant transactions and balances among the consolidated entities have been eliminated in the preparation of these consolidated financial statements. The consolidated condensed interim financial statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

b) Principal activities

      Each of the companies included in these consolidated financial statements was incorporated in Canada on the following dates:

Intercorp Excelle Inc.                                          April 16, 1997
Intercorp Excelle Foods Inc. *    (100% owned subsidiary)      February 1, 1998

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

                             INTERCORP EXCELLE INC.

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

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

                             INTERCORP EXCELLE INC.

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

                                                         Period Ending

                                        April 30, 1998   July 31, 1998   October  31, 1998
Closing exchange rate at at balance
sheet date                                $ 0.6974        $ 0.6647          $ 0.6464
Average exchange rate for the period        0.7000          0.6831            0.6486


j) Sales

      Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers. Sales are translated to US dollars for reporting purposes only. Sales growth therefore is adversely affected by foreign exchange translation changes. Gross sales in Canadian dollars of $13.1M for the nine months ended October 31, 1998 actually increased by 8.9% versus the same period one year ago.

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

Issued

                                                    October 31,   October 31,
                                                       1998          1997
          4,107,500 Common Shares                   $3,878,217    $3,764,467
          1,399,750 Warrants                           139,975      139,975
                                                    ----------    ----------
                                                     4,018,192    3,904,442
                                                    ----------    ----------
                                                    ----------    ----------

                             INTERCORP EXCELLE INC.

         Notes to Interim Consolidated Financial Statements (continued)

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

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

      In May, 1997, the Board granted 200,000 Options under the 1997 Plan to five individuals, including officers, directors and key employees. The options are exercisable at $3.50 per share for ten years expiring May 1, 2007. 40% of the Options are immediately exercisable, an additional 30% become exercisable in May, 1998 and all the Options are exercisable in November, 1998. In July 1998, 32,500 shares were exercised by the five Directors.

      In April 1998, the Board granted 30,000 options to key employees and 10,000 options to the Company's independent directors. The options are exercisable at $5.00 per share for five years expiring April 2003. 40% of the Options are immediately exercisable, an additional 30% become exercisable in April 1999 and all the Options are exercisable in April, 2000.

Activity in the stock option plan is summarized below:


                                                 Options      Exercise Option Price
Options outstanding February 1, 1998            200,000                $3.50

Options exercised by five Directors             (32,500)               $3.50

Options granted to key employees and
independent directors                            40,000                $5.00
                                                -------

Options outstanding October 31, 1998            207,500
                                                -------
                                                -------


c) Earnings Per Share

      Net Income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

      Fully diluted net income per share was the same as the basic net income per common share for the periods ended October 31, 1998 and 1997.

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

Results of Operations

      Nine months ended October 31, 1998 compared to the nine months ended October 31, 1997.

      Revenues for nine months ended October 31, 1998 were $8.9 million USD, a 2.3% increase over prior year nine months revenues of $8.7 million USD. This increase reflected the launch of new Renee's sauces and marinades in the meat section of grocery stores across Ontario, Quebec and the Maritimes, in addition to growth in Renee's regular branded business (Renee's Gourmet regular and Naturally Light(TM) dressing), and food service incremental distribution. Actual sales growth in Canadian dollars, net of foreign exchange differentials, was significantly higher at 8.9%, (based on year to date actual revenues of $13.1 million CDN).

      Gross profit for the same nine-month period of $2.7 million was 33.2% of net sales, which was slightly favorable to the same period one year ago. This was attributed to a favorable mix towards higher margin branded business as well as improvements in operational efficiency (including lower manufacturing conversion costs and distribution).

      Selling and marketing expenses of $1.3 million year to date were for the most part in line with the first nine months of 1997, reflecting management's decision to delay Renee's new sauces and marinades launch until the start of the third quarter of the current fiscal year. General and Administrative expenses of $774,800 were no higher than prior year, primarily due to lower legal and audit expenditures which more than offset other administrative cost increases year to date.

      Research and development expenses of $198,047 year to date, have increased significantly over prior year, reflecting a strategy focused on developing innovative products necessary to secure new business opportunity. As well there has been a reduction in available government tax credits for research and development versus prior year.

       Financial costs have been more than offset by a substantial amount of interest income on funds invested in USD interest bearing term accounts.

      Income from operations (before income taxes and extraordinary items), increased by $33,643 over prior year to $205,131 for the nine months ended October 31, 1998. This improvement reflected continued sales growth year to date, and improved gross margins, which more than offset an additional investment in research and development.

      The company also reported a net translation gain of $116,615 on US funds converted from Canadian dollars for the first nine months of the current fiscal year. This reflects a continued strong US dollar versus Canada since the beginning of 1998. (The company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes).

      Income after taxes and extraordinary items has doubled, to $219,421, primarily due to incremental sales growth, internal operating efficiencies and translation gains.

Liquidity and Capital Resources

      The company had a favorable net change in cash from operations of $171,501 for the nine months ending October 31, 1998. The principal source of cash traced to reported net income of $219,421 and an increase in accounts payable and accrued liabilities. This was partially offset by cash required to carry higher inventories, prepaids and an increase in accounts receivable at the end of the period.

      Capital spending during the first nine months of 1998 reflected planned capital additions of $257,303. Capital additions in the current fiscal year to date are substantially lower than prior year, which included the purchase of the company's current manufacturing facility in Toronto, Canada in October 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (continued)


            The Company's secured credit arrangement with National Bank of Canada includes a credit line of Cdn$1.0 million that is due on demand and bears interest at prime plus 1.0% - which is currently unused due to the company's positive cash position. In addition, a Cdn$740,000 capital loan exists to cover current year capital expenditures. All borrowings are collateralized by the assets of the Company.

      The Company received net proceeds of an Offering effective October 9, 1997 in a net amount of $3,799,062. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions. The Company also intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

YEAR 2000 ISSUE

      Computer programs used by business worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the date "00" and "01" as the year 1900 and 1901 rather than the years 2000 and 2001. The Company recognized the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculation misintepreting the year 2000 date.

      The Company is currently evaluating its financial and operational systems to determine the impact the year 2000 issue will have on its operations. The Company also plans to communicate with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. The Company plans to be year 2000 compliant prior to December 31, 1999 and expects no material impact to the Company's operation.

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

      The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

         Expense                                                 Amount
         -------                                                 ------
         Underwriter's Discounts and Commissions                 $512,247
         Expenses paid to or for the Underwriters                 241,674
         Other expenses (1)                                       569,492
                                                               ----------
         Total Expenses                                        $1,323,413
                                                               ----------
                                                               ----------


(1)   Estimate

      None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

      The net offering proceeds to the Company after deducting for the foregoing expenses are $3,799,062.

      The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

         Item                                                    Amount
         ----                                                    ------
         Purchase of Building                                    $408,676
         Temporary Investments (2)                              2,735,386
         Repayment of Indebtedness                                655,000
                                                               ----------
         Total Application of Net Proceeds                     $3,799,062
                                                               ----------
                                                               ----------


(2)   Money market investments

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

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit description

      27.  Financial Data Schedule


   (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended October 31, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERCORP EXCELLE, INC.

December 14, 1998                    By:

                                                         /S/ ARNOLD UNGER
                                                    Chief Executive Officer and
                                                          Co-Chairperson

December  14, 1998                   By:

                                                          /S/ RENEE UNGER
                                                   President and Co-Chairperson

December 14, 1998                    By:

                                                          /S/ FRED BURKE
                                                  Chief Financial Officer, Chief
                                                   Operating Officer, Secretary