Form 10KSB
period 1999-01-31
INTERCORP EXCELLE INC
filed 1999-05-03
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1999

                         Commission File Number 1=13365

                             INTERCORP EXCELLE INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Ontario, Canada                                               N/A
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                           1880 Ormont Drive
                        Toronto, Ontario, Canada        M9L 2V4
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S=B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10=KSB or any amendment to this Form 10=KSB. | |

       The Company's sales for the year ended January 31, 1999 were $11,938,764.

       As of April 28, 1999 the aggregate market value of the voting stock held by non=affiliates of the registrant (based on The Nasdaq Stock Market last sale price of $1 7/8 on April 28, 1999) was $2,325,000.

       As of April 29, 1999, there were 4,107,500 shares of the registrant's common stock outstanding.

PART I.

Item 1.  DESCRIPTION OF BUSINESS

         Products

         The Company manufactures, markets and distributes over 200 products including salad dressings, dips, sauces, marinades and mayonnaise. Renee's Gourmet=TM= salad dressings and sauces are marketed throughout Canada and to a lesser degree in the United States. The Company distributes a line of gourmet salad dressings to supermarkets, gourmet stores and specialty shops, primarily in Canada, under the name "Renee's Gourmet=TM=." Salad dressings, dips, sauces, marinades and mayonnaise are also distributed under the brand name Excelle and under private labels for both retail and food service establishments, including supermarkets, restaurants, hotels, hospitals, schools and other institutional cafeterias throughout Canada and the United States. The private labels are sold under one of such names or the supermarkets' own name. The Company's private labels include President's Choice for Loblaw's Company Ltd., Master's Choice for A&P, Sobeys, as well as Shaw's and Wegman's in the United States.

         All of the products in the Renee's Gourmet=TM= line are made primarily from natural ingredients and are preservative and MSG free, as well as being low in sodium. Certain of the Company's products are also designed to serve certain specific health conscious markets. For example, the Company markets products which are made without milk, sugars or vegetable oils for consumers who are lactose intolerant, diabetic, or allergy=prone. The Renee's Gourmet=TM= line includes Ranch, Caesar, Mighty Caesar, Chunky Blue Cheese, as well as more exotic flavors such as Cucumber and Dill, Poppy Seed, and Greek Feta. Renee's Gourmet=TM= Dressings have maintained the largest market share of any refrigerated salad dressing in Canada, according to AC Nielsen reports.

         The Company also distributes a line of low fat dressing "Renee's Gourmet Naturally Light=TM=" intended for the growing diet and health conscious market. The low=fat line includes Mandarin Orange, Country Ranch, Ravin' Raspberry Vinaigrette, Mediterranean Vinaigrette, Roasted Red Pepper and Spring Herb Garlic Vinaigrette. During 1998, management successfully introduced a line of low= fat Renee's Gourmet=TM= sauces and meat marinades which include Creole Mustard, Tangy Thai, Ambrosia Pineapple, Herb Medley and Sesame Ginger.

         Excelle products are made from premium ingredients. The Company produces many salad dressings, dips, sauces, marinades and mayonnaise, including products such as Peanut Satay, Spicy Thai, Honey Garlic, Roasted Red Pepper, Hickory Sauce and Wing Sauces. The Company markets these products to supermarkets under the Excelle label as well as the supermarkets' own brand under private label arrangements.

         The Company also makes exclusive specialty dressings, sauces, marinades and mayonnaise for restaurants under their own names. Such products are made for Boston Pizza, The KEG, Mr. SUB, Kentucky Fried Chicken, East Side Mario's, Mike's, and other restaurants across Canada.

         The Company's products are sold to supermarkets in a variety of bottle sizes, one gallon containers and individual portion cups and pouches for food service establishments. The salad dressings are sold in the produce section of supermarkets and require refrigeration. Management believes that it is an advantage to sell its products in the produce section because fewer competing products are generally sold in the produce section and because such products naturally complement lettuce and other vegetables sold in the produce section. The dressings have a four to six month refrigerated shelf life.

         The Company adheres to strict quality standards and uses fresh, natural ingredients. The Company attracts customers by providing salad dressings, sauces and other products that have unusual combinations of flavors and taste ranges, which are not offered by competitors, and because of its focus on healthy products.

Manufacturing

         The Company manufactures its salad dressings and other products at its Toronto, Ontario facility. The Company utilizes an integrated assembly process and packaging line for its products which mixes the ingredients, bottles the dressings, adds the appropriate labels and seals the bottles for consumer protection. Because no preservatives are added to the salad dressings, they are refrigerated on=site immediately and remain refrigerated through their shipping and storage, until they are distributed to various supermarkets, gourmet stores or food service providers.

         The Company currently produces 400,000 to 500,000 pounds of its products per week while utilizing approximately 33% of its manufacturing capacity. There are two complete production lines that run all of the bottled products. In addition, the Company has a one gallon line for food service and the capability to produce one and two quart pouches, one to three ounce portion packs, and drums and large totes.

         The Company purchases the ingredients for its products from a variety of sources, focusing on the freshest possible sources. These ingredients include vegetables, milk, eggs and a variety of seasonings. The availability of vegetables and other raw materials necessary for the manufacture of the Company's products and the price of many of such materials are factors over which the Company has little or no control, except that the Company purchases certain ingredients such as canola oil and sugar on a fixed price basis over a set time period to avoid extreme price fluctuations.

Advertising, Marketing and Distribution

         Management believes, based on the number of grocery stores chains and gourmet stores that carry its products, that the Renee's Gourmet=TM= line and the Excelle line are available in over 1,500 retail outlets.

         The Company utilizes its own marketing department as well as independent marketing agencies and brokers. The independent brokers generally are individuals and/or companies with well established connections to grocery and gourmet food stores, as well as other food service establishments including restaurants, hotels, hospitals, etc. Both retail and food service brokers receive a commission on sales of private label products and sales of products from the Renee's Gourmet=TM= Line and the Excelle line. The brokers each receive a territory and are responsible to ensure that each product is properly code=dated and shelved.

         The Company's customer base is divided among retail and private label customers, and food service establishments.

         The Company markets and advertises all of its products through a combination of in=store demonstrations and promotional ads on racks, signs, and inside displays, national magazine ads, radio commercials, coupon circulars and food shows. The Company uses outside agencies in addition to its in=house marketing department. The Company's employees and its outside agencies conduct sales demonstrations and distribute point of sale materials, develop custom labels and designs for new Renee's Gourmet=TM= product launches and handle customer relations and special events.

         The Company has been very successful marketing its products including those sold under private label agreements, and hopes to continue to meet the reputation that it believes it has gained in the industry for its quality private label products and services. The Company intends to aggressively pursue the U.S. market, as well as other markets.

Competition

         The salad dressing market is highly competitive. The Company competes with refrigerated dressings as well as shelf=stable products. Outside the refrigerated sector of the industry, Kraft, Select, Hidden Valley and Weight Watcher's remain large competitors in the retail section. While the Company does produce shelf=stable products under the Excelle label and for private labels, it is not a significant competitor in this area.

         The Company's Renee's Gourmet=TM= brand products and Excelle products compete with other larger and better capitalized food companies that manufacture refrigerated dressings. The larger competitors who also place their products in the refrigerated produce or dairy sections in the United States include Marie's brand salad dressings, T. Marzetti's, and Naturally Fresh, which three comprise the majority of the United States market. The Company believes that its competitive standing in the refrigerated section in Canada is maintained by its ability to respond quicker and more individually to customers' needs than its larger competitors.

         The primary food service section competitors that the Company faces in Canada are Kraft, Select, Hellmann's and Richardson's. These companies also produce specialty dressings for restaurants.

         The Company believes that it holds a competitive advantage because its products are made utilizing primarily natural ingredients and are beneficial to those who have health concerns, including those who are lactose intolerant, diabetic, weight conscious or allergy=prone. The Company also believes that its products are attractive to those who desire a flavorful variety of tastes and enjoy different and unusual blends of ingredients. The Company believes that these qualities will enable it to penetrate the United States market. Management emphasizes the versatility of each product as a dressing, dip, sauce, spread or marinade.

Awards and Merits

         The Company is constantly being recognized for developing innovative new products and for it's continued successes in the marketplace. The Company has been awarded medals for success in Small Business and Entrepreneurship as well as for best new product invarious food categories. In 1996, the Company was a finalist in the Financial Post's "Top 50 Best Managed Companies" in Canada, and in 1997 it received an Award of Merit for business excellence from the Chamber of Commerce.

New Product Development

         The Company is constantly evaluating potential new products in order to expand its line of products. The Company is reformulating recipes to develop new flavors. Over the past two years, the Company developed the Renee's Gourmet Naturally Light=TM= line which is low in fat and calories to appeal to the growing weight and health conscious market and introduced Renee's
Gourmet=TM= brand marinades and meat sauces in 1998. In addition, the Company intends to make acquisitions of complementary companies or purchase the rights to distribute or manufacture a particular product.

Employees

         As of January 31, 1999, the Company employs 56 persons, which includes 3 senior executives, 12 managers, 15 support staff and 26 full=time hourly laborers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

Properties and Facilities

         The Company owns a 75,000 square foot facility located in Toronto, Ontario. This plant houses the Company's complete production facilities, warehouse and gymnasium=sized coolers for storage, a research and development department which includes a full lab, a shipping and receiving department, order desk, customer service department and executive offices. Management believes that this space is adequate for its production needs in the foreseeable future as this facility operates at approximately 33% of its capacity.

Patents and Trademarks

         The Company holds trademarks in Canada on both "Renee's
Gourmet=TM=" and "Renee's Gourmet Naturally Light=TM=." The Company believes that its trademarks have significant value and are an important factor in the marketing of its products. The Company does not hold any patents on its recipes or manufacturing processes. Management believes that it provides better protection of its recipes and its market position from competitors by not patenting them, thereby keeping them secret. Management also believes that its unique modifications and improvements to its manufacturing processes are more appropriately protected by remaining a trade secret rather than applying for a patent. The Company requires all of its employees to execute confidentiality agreements.

Legal Proceedings

         The Company has one claim against it from a former employee that was filed in March 1997 alleging wrongful termination. The suit which has been brought in the Ontario Court (General Division) seeks total damages of approximately US$ 70,000. The Company is not aware of any other material legal proceedings now pending or threatened against the Company.

                    Year 2000 Business System Implementation

         As many computer systems and other equipment with embedded chips or process (collectively,"Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. The company has committed to and is in the process of implementing a Y2K readiness program, with the objective of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly well in advance of January 1, 2000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The high and low bid price of the Company's common stock and warrants for each quarter of fiscal year ended January 31, 1999 are as follows:

                                               COMMON STOCK                  WARRANTS

                                             High           Low         High          Low
Fiscal year ended January 31, 1999:
First quarter (2/1/98 thru 4/30/98)        $ 5 3/4        $ 4 7/8      $2 1/4        $  1/2
Second quarter (5/1/98 thru 7/31/98)       $ 7 2/5        $ 5 1/2      $2 1/2        $1 1/4
Third quarter ( 8/1/98 thru 10/31/98)      $ 7 1/2        $ 1 5/8      $2 3/16       $  7/8
Fourth quarter ( 11/1/98 thru 1/31/99)     $ 4 13/16      $ 1 5/8      $1 9/32       $  1/2


         On April 28, 1999, the Common Stock and warrants had a closing bid price of $1 7/8 and $1/16, respectively. The Company has not paid dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company.

(b) CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

EXPENSE                                                               AMOUNT
-------                                                             ----------

Underwriter's Discounts and Commissions                             $  512,247
Expenses paid to or for the Underwriters                               241,674
Other expenses (1)                                                     569,492
                                                                    ----------

Total Expenses                                                      $1,323,413
                                                                    ==========

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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

ITEM                                                                  AMOUNT

Purchase of Building                                                $  357,711
Temporary Investments (2)                                            2,786,351
Repayment of Indebtedness                                              655,000
                                                                    ----------

Total Application of Net Proceeds                                   $3,799,062
                                                                    ===========

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The statements contained in this Filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward=looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward=looking statements.

         The salad dressing market is highly competitive, in both the refrigerated and non=refrigerated dressing markets, and consists of North American manufacturers most of whom are larger with greater resources. Product availability, diverse distribution channels, and the ability to offer consistent product quality at competitive prices are key factors.

         The Company's future success as a manufacturer and merchandiser of high=quality salad dressings, sauces, dips and marinades will be influenced by several factors. These include the ability of the Company to efficiently meet production, quality and taste requirements of its customers, management's ability to evaluate the public's quality and taste requirements and to achieve market acceptance of its dressings. Further factors impacting the Company's operations include increases in expenses associated with continued sales growth, the ability of the Company to control fluctuating commodity costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new products given strong competitive pressures. Quality control as well as use of natural ingredients are also essential to the Company's success.

         The Company's customer base is divided among retail branded, retail private label customers, and food service establishments. No one account represents more than 10% of the Company's sales. However, the Company does face increasing challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. These include a 1998 merger of National Grocer's with Provigo (to form Loblaw's Company Ltd.), and Sobeys with Oshawa Foods (Sobeys Canada Inc.). The Company has contracts with a number of private label accounts, including Scotts/Kentucky Fried Chicken, and Sobeys in Canada, and Shaws, Giant Eagle and Wegmans in the United States.

RESULTS OF OPERATIONS

       FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 1998.

         Gross sales for the twelve months ended January 31, 1999 were CDN$17.7million (USD$11.9million), which represented an 11.6% increase over the prior year sales of CDN$15.9million (USD$11.4million). This increase was related to growth from all three major business segments. A successful launch of a new line of Renee's Gourmet=TM= sauces and meat marinades in June 1998 contributed an additional CDN$.6million (USD$.4million). The Company also obtained new listings of Renee's Gourmet=TM= salad dressings in Western
Canada markets and had increased sales of Renee's Gourmet Naturally
Light=TM= dressings as well. Food service generated incremental branded and private label business in all markets while retail private label business also grew in the United States (Shaws, Giant Eagle) and across Canada.


OPERATING RESULTS
(in $000's)                                         Operating Gross Sales by Major Business Segment
                                                    -----------------------------------------------
For the years ended January 31                       1999                   1998                    1997
BUSINESS SEGMENT                                      $                      $                       $
--------------------------------------- ------------------------- ------------------------- ---------------------
RETAIL RENEE'S Gourmet=TM= (Cdn$)                     7,645                  6,793                   6,211
--------------------------------------- ------------------------- ------------------------- ---------------------
RETAIL PRIVATE LABEL (Cdn$)                           3,870                  3,565                   3,019
--------------------------------------- ------------------------- ------------------------- ---------------------
FOOD SERVICE (Cdn$)                                   6,211                  5,532                   5,040
--------------------------------------- ------------------------- ------------------------- ---------------------
TOTAL BUSINESS (Cdn $)                               17,726                 15,890                  14,270
--------------------------------------- ------------------------- ------------------------- ---------------------
TOTAL BUSINESS (US $)                                11,939                 11,441                  10,460
--------------------------------------- ------------------------- ------------------------- ---------------------

         Gross profits for the twelve months ended January 31, 1999 of USD$3.7million improved by USD$.24million (primarily due to sales volume increases) and, at 33.3% percent of net sales, compared favorably to the prior year margin of 32.7%. This can also be attributed to improvements in operational overhead costs which mitigated the impact of higher contracted prices for oil, packaging and other primary ingredients, as well as higher distribution costs to new markets, unplanned inventory write-offs, and direct labor expenses. Gross profits were only marginally affected by a 4.0% price increase announced in the third quarter for Renee's Gourmet-TM- refrigerated dressings only.

         Total selling expenses of USD$1.6million were 14.5% of net sales for the fiscal year, the same ratio as the prior year. This was in line with the Company's continued strategy to invest in the growth of branded business through a combination of increased print advertising, in-store demonstrations, couponing and other consumer related promotions. The company also added sales staff resources to handle increased sales and future opportunities. These increased expenditures were offset by a focused effort to reduce expenses of code dated product returns by as much as 30%, primarily on branded products.

        General and administrative expenses of USD$1.3million (11.4% of net sales), increased by USD$368,726 over the prior year. This primarily reflected a full year of management and administrative expenses as a public corporation as well as increased research and development resources to support both incremental sales generated and future business opportunities.

         Income from operations (before gain on foreign exchange and income taxes), increased 7.1% versus the prior year, to USD$344,093 for the twelve months ended January 31, 1999. This improvement is a direct result of continued sales growth, which more than offset increases in general and administrative overheads.

         The Company also generated a favourable USD$83,405 translation gain on US funds converted to Canadian dollars as at the end of the current fiscal year. This gain is substantially lower than the prior year, and traces to overall lower reported income before taxes. The

Company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

         Income after taxes was USD$283,852 for the year ended January 31, 1999. Despite the Canadian dollar's depreciation versus the US dollar throughout 1999 (versus previous year), the Company still generated earning per share of $.07 cents versus $.10 cents per share for the prior year.

         FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 1997.

         Gross sales for the twelve months ended January 31,1998 were CDN $15.9 million (USD $11.4 million), which represented an 11.1% increase over prior year sales of CDN $14.3 million (USD $10.5 million). This increase traced to growth of Renee's Gourmet-TM- and Renee's Gourmet Naturally Light-TM- dressings as well as food service branded and private label business in all markets. Retail private label business also grew in the United States (Shaws, Wegman's) and across Canada with the launch of the Company's Agora dressing in April 1997.

         Gross profits for the twelve months ended January 31, 1998 of USD $3.5million was 32.7% percent of net sales, as compared to 29.8% for the prior year. This positive change can be attributed to improvements in operational efficiency, which moderated the impact of packaging and other primary ingredient price changes, as well as lower contracted prices for oil and direct labour. Gross profits were not affected by price increases during 1998 or the prior year.

         Total selling expenses of USD $1.5million for fiscal year 1998, increased by USD $202,074 from the prior year. This reflected a focused strategy to invest in the growth of branded business through a combination of increased print advertising, in-store demonstrations, couponing and other consumer related promotions. General and administrative expenses of USD $.9million increased by USD $152,380 over the prior year. This reflected primarily increased management and administrative expenses from the public entity and to support sales growth.

         Income from operations (before gain on foreign exchange and income taxes), was USD $321,204 for the twelve months ended January 31, 1998 as compared to income from operations of USD $407,305 in the prior year. The Company reported a one time interest expense of USD$105,000, which related to bridge financing for shares and warrants included in the Company's registration statement dated October 9, 1997.

         The Company also generated a favourable USD$148,175 translation gain on US funds converted from Canadian dollars as at the end of 1998. The company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

         Income after taxes was USD$333,178 for the year ended January 31, 1998. The Company generated earnings per share of $.10 cents, which was consistent with prior year.

LIQUIDITY AND CAPITAL RESOURCES

         FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 1998.

         The Company reported a net decrease in cash flow of USD$198,643 for the fiscal year ended January 31, 1999. This reflected an increase in cash from operating activities of USD$276,217, which traced to net income and an increase in accounts payable and accrued expenses. This was offset by an increase in accounts receivable, inventory and prepaid expenses. Excess cash balances were used to reduce bank indebtedness during the fiscal year as well as repayments of existing bank loans.

         Cash flows used in investing activities during the twelve months ended January 31, 1999 of USD$346,699 were used primarily to purchase processing equipment. The Company's financing activities generated a positive cash flow of USD$25,122. Repayments of long term debt during the year were more than offset by additional bank financing on capital assets purchased and additional paid-in capital generated from stock options exercised by key employees during the year.

         The Company believes that the proceeds of its past public offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is still the Company's intention to utilize a significant portion of the proceeds of its initial public offering to aggressively secure synergistic acquisitions that would utilize currently available capacity. The Company also intends to support its branded Renee's Gourmet-TM- business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

         FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 1997.

         The Company reported a net increase in cash flow of USD$3.2million for the fiscal year ended January 31, 1998. The principal source of cash reflected net proceeds from the Company's initial public offering effective October 9, 1997. The Company's cash flow position at January 31, 1998 also reflected an increase in cash from operating activities of USD$918,153, which traced to net income and an increase in accounts payable and accrued expenses. This was offset by an increase in accounts receivable and prepaid expenses. Excess cash balances were used to reduce bank indebtedness during the fiscal year as well as repayments of existing bank loans.

         Cash flows used in investing activities during the twelve months ended January 31, 1998 of USD$2.1million were used primarily for capital additions and purchase of the Company's existing facility from its landlord.

Item 7. FINANCIAL STATEMENTS

       The Financial Statements are included with this report commencing on page F-1.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

PART III.

Item 9. MANAGEMENT

         Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 10. EXECUTIVE COMPENSATION

         Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 12. CERTAIN TRANSACTIONS

         Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits
------------

    3.1      Articles of Incorporation of the Registrant(3)
    3.2      By-laws of Registrant(2)
    4.1      Form of Underwriters' Warrant(1)
    4.2      Form of Warrant Agreement(1)
    4.3      Specimen Common Stock Certificate(3)
    4.4      Specimen Redeemable Common Stock Purchase
               Warrant Certificate(3)
   10.2      1997 Stock Option Plan(2)
   10.4      Form of Employment Agreement with Arnold
                Unger(3)
   10.5      Form of Employment Agreement with Renee
                Unger(3)
   10.6      Business Development Bank of Canada Note(3)
   10.7      National Bank of Canada Revolving Demand
                Credit Facility(3)
   10.8      National Bank of Canada Loan Agreement(3)
     21       List of Subsidiaries of Registrant*
     27       Financial Data Schedule*
   99.1      Share Exchange Agreement(2)

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

                                                         INTERCORP EXCELLE INC.

April 28, 1998

By: ARNOLD UNGER

/s/ Arnold Unger
----------------------
Arnold Unger
Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                       Position                               Date
----                       --------                               ----

ARNOLD UNGER               Co-Chairman, Chief Executive Officer   April 28, 1999

/s/ Arnold Unger
------------------------
Arnold Unger


RENEE UNGER                Co-Chairman, President                 April 28, 1999

/s/ Renee Unger
------------------------
Renee Unger

FRED BURKE                 Director, Chief Operating Officer,     April 28, 1999
                           Chief Financial Officer/Principal
/s/ Fred Burke             Accounting Officer, Secretary
------------------------
Fred Burke

LORI GUTMANN               Director                               April 28, 1999

/s/ Lori Gutmann
------------------------
Lori Gutmann

ALYSSE UNGER               Director                               April 28, 1999

/s/ Alysse Unger
------------------------
Alysse Unger

JOHN ROTHSCHILD            Director


------------------------
John Rothschild

TAKETO MURATO              Director


------------------------
Taketo Murato

                             INTERCORP EXCELLE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JANUARY 31, 1999 AND 1998
                         TOGETHER WITH AUDITORS' REPORT


TABLE OF CONTENTS


Report of Independent Auditors                                       F-1

Consolidated Balance Sheets                                          F-2-3

Consolidated Statements of Income                                    F-4

Consolidated Statements of Cash flows                                F-5

Consolidated Statements of Changes in Stockholders' Equity           F-6

Notes to Consolidated Financial Statements                           F-7-20

                         REPORT OF INDEPENDENT AUDITORS

       To the Board of Directors and Stockholders of Intercorp Excelle Inc.

       We have audited the accompanying consolidated balance sheets of Intercorp Excelle Inc. (incorporated in Canada) as at January 31, 1999 and 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at January 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario
March 15, 1999
                               Chartered Accountants

/s/ Shwartz Levitsky & Feltman
------------------------------
1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

INTERCORP EXCELLE INC.
Consolidated Balance Sheets
As of January 31
(Amounts expressed in US dollars)


                                                                                 1999               1998
                                                                                    $                  $
ASSETS

CURRENT ASSETS

Cash (note 2)                                                               3,170,147          3,368,790
Accounts receivable (note 3)                                                  784,979            702,814
Inventory (note 4)                                                          1,041,310            794,956
Investment tax credit recoverable                                              51,406             35,134
Income taxes recoverable                                                       16,258             26,640
Prepaid expenses and sundry assets                                            141,468             41,877
                                                                        -------------      -------------
Total current assets                                                        5,205,568          4,970,211


PROPERTY,PLANT AND EQUIPMENT (note 5)                                       2,951,207          2,917,989
                                                                        -------------      -------------

Total assets                                                                8,156,775          7,888,200
                                                                        =============      =============

INTERCORP EXCELLE INC.
Consolidated Balance Sheets
As of January 31
(Amounts expressed in US dollars)

                                                                       1999             1998
                                                                        $                 $
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses (note 6)                           1,216,681        1,165,751
Current portion of long-term debt                                          309,817          198,348
Current portion of mortgage payable                                         46,351           48,223
                                                                     -------------    -------------
Total current liabilities                                                1,572,849        1,412,322


LONG-TERM DEBT(note 7)                                                     480,256          489,547

MORTGAGE PAYABLE (note 8)                                                  822,739          904,174

DUE TO DIRECTORS (note 9)                                                  120,662          143,823

DEFERRED INCOME TAXES                                                      168,557          135,637
                                                                     -------------    -------------
TOTAL LIABILITIES                                                        3,165,063        3,085,503
                                                                     -------------    -------------
STOCKHOLDERS' EQUITY

COMMON STOCK (note 10)                                                   3,878,217        3,764,467
ADDITIONAL PAID-IN CAPITAL (note 10)                                       139,975          139,975

CUMULATIVE TRANSLATION ADJUSTMENTS                                       (487,521)        (278,934)

RETAINED EARNINGS                                                        1,461,041       1,177,189
                                                                     -------------    -------------

Total stockholders' equity                                               4,991,712        4,802,697
                                                                     -------------    -------------

Total liabilities and stockholders' equity                               8,156,775        7,888,200
                                                                     =============    =============

INTERCORP EXCELLE INC.
Consolidated Statements of Income
For the years ended January 31
(Amounts expressed in US dollars)

                                                                    1999               1998               1997
                                                                       $                  $                  $
Gross Sales                                                   11,938,764         11,440,643         10,459,655
     Trade expenditures                                          830,473            881,087            876,139
                                                              ----------         ----------         ----------
NET SALES                                                     11,108,291         10,559,556          9,583,516
     Cost of sales                                             7,410,898          7,106,749          6,723,795
                                                              ----------         ----------         ----------
GROSS PROFIT                                                   3,697,393          3,452,807          2,859,721
                                                              ----------         ----------         ----------
OPERATING EXPENSES

Selling                                                        1,615,817          1,529,834          1,327,760
General and administrative                                     1,270,472            901,746            749,366
Research and development costs (note 11)                         161,728            179,115             12,823
Interest expense                                                  10,588            208,330             77,124
Amortization (note 17)                                           294,695            312,578            285,320
                                                              ----------         ----------         ----------
Total operating expenses                                       3,353,300          3,131,603          2,452,393
                                                              ----------         ----------         ----------

Operating income                                                 344,093            321,204            407,328
Gain on foreign exchange                                          83,405            148,175                  -
                                                              ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                                       427,498            469,379            407,328

INCOME TAXES (note 12)                                           143,646            136,201            113,367
                                                              ----------         ----------         ----------
NET INCOME                                                       283,852            333,178            293,961
                                                              ==========         ==========         ==========

Net income per share (note 13)                                      0.07               0.10               0.10
                                                              ==========         ==========         ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (note 13)                            4,092,897          3,237,534          2,900,000
                                                              ==========         ==========         ==========


   The accompanying notes are an integral part of these financial statements.

INTERCORP EXCELLE INC.
Consolidated Statements of Cash Flows
For the years ended January 31
(Amounts expressed in US dollars)

                                                                                1999              1998              1997
                                                                                   $                 $                 $
Cash flows from operating activities:

Net income                                                                    283,852          333,178        293,961
                                                                           ----------       ----------       --------
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization                                                                  294,695          312,578        285,320
Gain on disposal of property, plant and equipment                              (5,247)          (6,823)        (9,350)
Decrease / (increase) in accounts receivable                                 (137,964)        (173,363)       151,567
Decrease /(increase) in investment tax credits                                (19,533)         142,124        (45,112)
Increase in inventory                                                        (278,949)        (122,959)       (95,178)
Decrease /(increase) in prepaid expenses                                     (105,413)          32,963        (38,473)
Decrease /(increase) in accounts payable and accrued
expenses                                                                      193,211          408,320       (190,191)
Change in income taxes payable/recoverable                                     13,923          (33,450)        33,177
Increase in deferred income taxes                                              37,642           25,585         30,322
                                                                           ----------       ----------       --------
Total adjustments                                                              (7,635)         584,975        122,082
                                                                           ----------       ----------       --------
Net cash provided by operating activities                                     276,217          918,153        416,043
                                                                           ----------       ----------       --------

Proceeds from disposal of property, plant and equipment                        14,015           14,366         14,229
Purchases of property, plant and equipment                                   (360,714)      (2,087,482)      (284,710)
                                                                           ----------       ----------       --------
Net cash used in investing activities                                        (346,699)      (2,073,116)      (270,481)
                                                                           ----------       ----------       --------

Cash flows from financing activities:
Repayment of bank indebtedness                                                   --           (277,439)      (879,717)
Mortgage borrowings                                                              --          1,005,602           --
Mortgage repayments                                                           (45,695)         (12,569)          --
Long term debt borrowing                                                      317,410          165,843        181,455
Long term debt repayment                                                     (360,343)        (266,087)      (183,659)
Proceeds from additional paid-in capital                                         --            139,975           --
Issuance of common stock                                                      113,750        3,764,087           --
                                                                           ----------       ----------       --------
Net cash provided by/(used in) financing activities                            25,122        4,519,412       (881,921)
                                                                           ----------       ----------       --------
Effect of foreign currency exchange rate changes                             (153,283)        (171,996)        (3,150)
                                                                           ----------       ----------       --------
Net increase (decrease) in cash and cash equivalents                         (198,643)       3,192,453       (739,509)

Cash and cash equivalents
          Beginning of year                                                 3,368,790          176,337        915,846
                                                                           ----------       ----------       --------
          End of year                                                       3,170,147        3,368,790        176,337
                                                                           ==========       ==========       ========
Income tax paid (refunds received), net                                        70,997         (128,269)       (87,312)
                                                                           ==========       ==========       ========
Interest paid, net (note 17)                                                   10,588          208,330         77,124
                                                                           ==========       ==========       ========


The accompanying notes are an integral part of these financial statements.

                             INTERCORP EXCELLE INC.
           Consolidated Statements of Changes in Stockholders' Equity
                         For the years ended January 31
                        (Amounts expressed in US dollars)

                                                             Additional
                                                               Paid-in    Cumulative
                                              Common Stock     Capital    Translation      Retained
                                                (note 10)     (note 10)    Adjustments     Earnings          Total
                                                   $              $             $              $               $
Balance as of January 31, 1996 (note 1(a))            380         --         (45,445)        550,050         504,985
Foreign currency translation                         --           --          13,516            --            13,516
Net income for the year                              --           --            --           293,961         293,961
                                                ---------      -------      --------       ---------      ----------

Balance as of January 31, 1997                        380         --         (31,929)        844,011         812,462

Issuance of common stock                        3,764,087         --            --              --         3,764,087

Issuance of warrants                                 --        139,975          --              --           139,975

Foreign currency translation                         --           --        (247,005)           --          (247,005)

Net income for the year                              --           --            --           333,178         333,178
                                                ---------      -------      --------       ---------      ----------
Balance as of January 31, 1998                  3,764,467      139,975      (278,934)      1,177,189       4,802,697

Issuance of common stock pursuant to
exercise of stock options                         113,750         --            --              --           113,750

Net income for the year                              --           --            --           283,852         283,852

Foreign currency translation                         --           --        (208,587)           --          (208,587)
                                                ---------      -------      --------       ---------      ----------

Balance as of January 31, 1999                  3,878,217      139,975      (487,521)      1,461,041       4,991,712
                                                =========      =======      ========       =========      ==========


   The accompanying notes are an integral part of these financial statements.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

         The consolidated financial statements include the accounts of Intercorp Excelle Inc. ("the Company") and its wholly owned subsidiary, Intercorp Excelle Foods Inc. The Company was incorporated on April 18, 1997 by its shareholders for the purpose of consolidating their 100% interests for the purpose of an initial public offering which was completed on October 9, 1997. On May 22, 1997, the Company acquired all issued and outstanding common shares of Intercorp Foods Limited "IFL", Excelle Brands Food Corporation "EBFC" and Kalmath Investments Limited "KIL" (parent company of Excelle
Brands Food Corporation) in exchange for 2,899,700 common shares of the company. On February 1, 1998, IFL and KIL, together with its wholly-owned subsidiary, EBFC, were amalgamated to form Intercorp Excelle Foods Inc. All significant transactions and balances among the consolidated entities have been eliminated in the preparation of these consolidated financial statements.

b) Principal Activities

         Each of the companies included in these consolidated financial statements was incorporated in Canada on the following dates:


Intercorp Excelle Inc.                                            April 16, 1997
Intercorp Excelle Foods Inc.*     (100% owned subsidiary)       February 1, 1998

*(Amalgamated Intercorp Foods Limited which was incorporated on December 20, 1982, Kalmath Investments Ltd. which was incorporated on September 20, 1987 and Excelle Brands Food Corporation which was incorporated on February 7, 1987)

The subsidiary company is principally engaged in the production of food products in Canada and its distribution in Canada and the U.S.

c) Cash and Cash Equivalents

         Cash and cash equivalents (bank indebtedness) include cash on hand, amount due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

d) Other Financial Instruments

         The carrying amount of the Company's accounts receivable and payable approximates fair value because of the short maturity of these instruments.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


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

g) Property, Plant and Equipment

         Property, plant and equipment are recorded at cost and are amortized on the basis over their estimated useful lives at the undernoted rates and methods:


Building                                           4%    declining balance
Equipment                                         20%    declining balance
Leasehold Improvement                             10%        straight line
Vehicle                                           30%    declining balance
Computer Equipment                                30%    declining balance
Office Furniture                                  20%    declining balance
Computer software                                100%    declining balance

Amortization for assets acquired during the period are recorded at one-half of the indicated rates, which approximates when they were put into use.

h) Income Taxes

The company accounts for income tax under the provisions of Statement of Financial Accounting Standard No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recorded in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

i) Foreign Currency Translation

    The company maintains its books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect of the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

    The translation of the financial statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange prevailing during each reporting year. No representation is made that the Canadian dollar amounts could have been or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholder's equity.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


j)     Sales

       Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

k)     Government Assistance and Investment Tax Credits

       Government Assistance and Investment Tax Credits are recorded on the accrual basis and are accounted for as a reduction of the related current expenditures.

l)     Use of Estimates

       The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

n)     Comprehensive Income

       In 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealised appreciation (depreciation) of securities and foreign currency translation adjustments.

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


2.  CASH AND BANK INDEBTEDNESS

       Bank indebtedness bears interest at the bank's prime rate plus 1% per annum and represents an operating loan which revolves in multiples of $10,000. The bank indebtedness is secured by an assignment of book debts, a general security agreement, a fixed charge on equipment, a pledge of inventory, assignment of fire insurance, and a postponement of amounts due to directors.

       The company has a centralized banking transfer of funds agreement wherein the company maintains a number of operating current accounts and overdraft facilities with a single bank in order to facilitate its banking transactions. In determining the balance upon which interest is charged and lending limits and covenants are measured, the bank notionally consolidates all cash and overdraft balances on a net basis.


3. ACCOUNTS RECEIVABLE

                                                          1999             1998
                                                             $                $

Accounts receivable                                    791,601          732,336
Less: Allowance for doubtful accounts                   (6,622)         (29,522)
                                                      --------         --------
Accounts receivable, net                               784,979          702,814
                                                      ========         ========

4. INVENTORY

Inventory comprised the following:

                                                       1999                1998
                                                          $                    $

Raw materials                                       333,934              161,863
Finished goods                                      707,376              633,093
                                                  ---------              -------
                                                  1,041,310              794,956
                                                  =========              =======

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


5. PROPERTY, PLANT AND EQUIPMENT

                                                         1999               1998
                                                            $                  $

Land                                                  486,690            506,338
Building                                              828,341            861,780
Equipment                                           2,999,177          2,726,678
Leasehold improvements                                319,949            321,150
Vehicle                                                52,329             54,442
Computer equipment                                    130,162             98,814
Office furniture                                       87,700             83,877
Computer software                                      69,804             26,433
                                                    ---------          ---------
Cost                                                4,974,152          4,653,079
                                                    =========          =========

Less:  Accumulated amortization

Building                                               41,086              8,618
Equipment                                           1,659,789          1,427,809
Leasehold improvements                                147,677            134,377
Vehicle                                                45,623             44,471
Computer equipment                                     72,127             43,922
Office furniture                                       54,238             59,234
Computer software                                       2,405             16,659
                                                    ---------          ---------
                                                    2,022,945          1,735,090
                                                    ---------          ---------
Net                                                 2,951,207          2,917,989
                                                    =========          =========

No amortization was taken on computer system software acquired in the year as the asset was not available for use until after January 31, 1999.

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprise the following:

                                                      1999                  1998
                                                         $                     $

Trade payables                                     895,430               550,129
Accrued expenses                                   321,251               615,622
                                                 ---------             ---------
                                                 1,216,681             1,165,751
                                                 =========             =========

7.)LONG-TERM DEBT

                                                                                                        1999            1998
                                                                                                           $               $
a) Ontario Development Corporation Loans
Ontario Development Corporation loan under the Food Industry Financial
Assistance Program. Effective on October 23, 1997 the loan is repayable in blended monthly payments of $2,749 principal and interest at 8% per annum, due
October, 1999; at maturity, the loan Balance of $85,480 will be repaid
in Full. (see note 7(g)                                                                              106,896         135,742

Ontario Development Corporation loan under the Food Industry Financial Assistance
Program.  Repaid during the year.
                                                                                                           -          29,318
b)  Bank Term Loan
     Commercial investment loan, repaid during the year                                                    -          28,692

c)  Capital Loans
Capital loan, repayable monthly, $2,428 principal plus interest at the bank's prime rate plus
1 1/2% per annum, due June, 2001. (see note 7(h))                                                     70,409         103,564
Capital loan, repayable monthly, $2,483 principal plus interest at the bank's prime rate plus
1 1/2% per annum, due November, 2002. (see note 7(h))                                                 83,410         120,362
Capital loan, repayable monthly, $7,350 principal plus interest at the bank's prime plus 1%
per annum, due August, 2002. (see note 7(h))                                                         334,062         259,782

Capital loan, repayable monthly. $3,543 principal plus interest at the bank's prime plus
1% per annum, due July, 2002. (see note 7(h))                                                        182,053               -
d) Accounts payable under settlement agreements,
       non-interest bearing                                                                           13,243          10,435
                                                                                                ------------     -----------
                                                                                                     790,073         687,895

Less: Current portion                                                                              (309,817)       (198,348)
                                                                                                ------------     -----------
                                                                                                     480,256         489,547
                                                                                                ============     ===========

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


7. LONG-TERM DEBT - cont'd

    f) Bank term loans are secured by the security as described in note 2.

    g) Ontario Development Corporation loans are secured by a first and fixed mortgage charge on specific equipment and a floating charge on all other assets.

    h) Capital loans are secured by a registered general assignment of book debts providing a first charge over accounts and other receivables, general security assignment, Section 427 security, assignment of fire insurance on the business assets, subordination and postponement of claim to the bank of all loans, advances and accrued interest payable to shareholders, directors and related parties and priorities agreement between the bank and Ontario Development Corporation.

 l) Future principal payment obligations are as follows:


     2000                             $      309,817
     2001                                    189,675
     2002                                    221,217
     2003                                     69,364
                                      --------------
                                      $      790,073
                                      ==============

8. MORTGAGE PAYABLE

         The mortgage payable is due on demand and is secured by a fixed charge over the land and building, assignment of fire insurance and a general security agreement providing a first floating charge over the Company's assets. The loan is repayable in monthly payments of $3,863 principal plus interest at the bank's prime rate plus 3/4% per annum, due October, 2002.

     2000                   $       46,351
     2001                           46,351
     2002                           46,351
     2003                          730,037
                            --------------
                            $      869,090
                            ==============

9. DUE TO DIRECTORS

         The amounts due to directors are unsecured, bear interest at the directors' effective borrowing rate, are without any specific repayment terms, and are not expected to be repaid prior to February 1, 2002.

         The directors' effective borrowing rate is the same as the Canadian bank prime rate, which at January 31, 1999 was 7%.

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


10 COMMON STOCK

a) Authorized

         An unlimited number of common and preference shares.

         The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.

Issued

                                                     1999             1998
                                                        $                $

4,107,500 (1998 - 4,075,000 Common Shares)      3,878,217        3,764,467

1,399,750 Warrants                                139,975          139,975
                                                ---------        ---------
                                                4,018,192        3,904,442
                                                =========        =========

b) Purchase Warrants

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

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


    c) Bridge Warrants

         In May, 1997, the company issued an aggregate of 175,000 Warrants (the "Bridge Warrants"). The Bridge Warrants entitle the holder to purchase one share of common stock for $3.75 per share for a period of four years. Bridge Warrants are exchangeable at the option of the holder for a like number of warrants with identical terms as the Warrants.

    d) Stock Option Plan

         In May, 1997, the board of directors and shareholders adopted the Intercorp Excelle Inc. Stock Option Plan (the "1997 Plan"), pursuant to which 500,000 shares of common stock are reserved for issuance.

         The 1997 Plan is administered by the compensation committee or the board of directors, who determine, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

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

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)

d)  Stock Option Plan (continue)

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

         In May 1997, the Board has granted 200,000 options under the 1997 Plan to five individuals, including Officers, Directors and key employees. The options are exercisable at $3.50 per share for ten years Expiring May 1, 2007. 40% of the options are immediately exercisable, an additional 30% become exercisable in May 1998 and all the options are exercisable in November 1998. In July 1999, 32,500 options were exercised by the five Directors.

         In April 1998, the Board granted 30,000 options to key employees and 10,000 options to the Company's independent Directors. The options are exercisable at $5.00 per share for five years Expiring April 30, 2003. 40% of the options are immediately exercisable, an additional 30% become exercisable in April 1999 and all the options are exercisable in April 2000.

Activity in the stock option plan for the year is summarized below:

                                                                                    Weighted Average
                                                                   Options            Exercise Price
                                                                                            $
Options outstanding at February 1, 1998:
(Options granted to five directors in May 1997 )                   200,000                   3.50
Options exercised                                                  (32,500)                  3.50
Options granted to key employees and independent
Directors                                                           40,000                   5.00
                                                               -----------             ----------
Options outstanding at January 31, 1999                            207,500                   3.79
                                                               ===========             ==========

INTERCORP EXCELLE INC.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


10. SHARE CAPITAL   (cont'd)

       c) Application of SFAS 123: Accounting for Stock-Based Compensation

       As all options granted are exercisable at either $3.50 or $5.00 per share, which either approximates the grant-date fair value of the options or is greater than the grant-date fair value of the options granted, no stock-based compensation has been recognized in connection with these options.


11. RESEARCH AND DEVELOPMENT COSTS

Research and development cost are comprised of:

                                                       1999             1998              1997
                                                          $                $                 $
Expense incurred                                    251,847          298,582           191,762
Less: Investment tax credits                        (90,119)        (119,467)         (178,939)
                                            ---------------  ---------------  ----------------
Net expense                                         161,728          179,115            12,823
                                            ===============  ===============  ================

12. INCOME TAXES

                                                       1999             1998              1997
                                                          $                $                 $
a) Current                                          123,671          110,616            83,045
   Deferred                                          19,975           25,585            30,322
                                            ---------------  ---------------  ----------------
   Net expense                                      143,646          136,201           113,367
                                            ===============  ===============  ================


Current income taxes consists of:

Amount calculated at basic Federal and
Provincial rates                                    100,677          134,406            96,621
Increase (decrease) resulting from:
Prior year taxes                                     25,001                -                 -
Permanent and other differences                      17,968            1,795            16,746
Timing differences                                  (19,975)         (25,585)          (30,322)
                                            ---------------  ---------------  ----------------
                                                    123,671          110,616            83,045
                                            ===============  ===============  ================

b) Deferred income taxes represent the tax benefits derived from timing differences between amortization of property, plant and equipment charged to operations and amounts deducted from taxable income.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


13. NET INCOME PER COMMON SHARE

       Fully diluted net income per common share was the same as basic net income per common share for fiscal 1999.

14. COMPREHENSIVE INCOME

       The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                                      1999           1998
                                                                         $              $
Net income                                                         283,852        333,178
Other comprehensive loss                                          (208,587)      (247,005)
                                                            --------------  -------------
Comprehensive income                                                75,265         86,173
                                                            ==============  =============
The components of accumulated other comprehensive
income (loss) are as follows:
Accumulated other comprehensive losses, January 31,                               (45,445)
1996
Foreign currency translation adjustments for the year
ended January 31, 1997                                                             13,516
Accumulated other comprehensive losses, January 31,                               (31,929)
1997
Foreign currency translation adjustments for the year
ended January 31, 1998                                                           (247,005)
Accumulated other comprehensive losses, January 31,                              (278,934)
1998
Foreign currency translation adjustments for the year
ended January 31, 1999                                                           (208,587)
                                                                            -------------
Accumulated other comprehensive losses, January 31,                              (487,521)
1999                                                                        =============

       The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


15.    CONTINGENCY

       The company is contingently liable under a contested lawsuit amounting to approximately US$70,000. US$ 12,000 has been accrued in the accounts for court related costs. Should additional expenditures be incurred by the company for resolution of this lawsuit, it will be charged to the operations of the year in which expenditures are incurred.

16.    SALES TO MAJOR CUSTOMERS

       The breakdown of sales by geographic area is as follows:

                                     1999              1998             1997
                                        $                 $                $
Canada                         10,002,804         9,843,813        8,843,699
United States of America        1,105,487           715,743          739,817
                           --------------  ---------------- ----------------
                               11,108,291        10,559,556        9,583,516
                           ==============  ================ ================

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


17.    OTHER SUPPLEMENTAL INFORMATION

       The following items were included in the statements of income:

                                                        1999              1998            1997
                                                           $                 $               $
Amortization of property, plant and
equipment                                            294,695           312,578         285,320
                                             ===============  ================  ==============
Operating lease rentals for rental
premises (net of rent received)                            -            53,871          51,141
                                             ===============  ================  ==============

Interest paid/(received) on:
Bank indebtedness (cash on deposit)                 (131,618)            3,570          26,891
Stockholders' loans                                        -            14,041          14,696
Long term debt                                       142,206            56,385          35,537
Bridge financing                                           -           134,334               -
                                             ---------------  ----------------  --------------
                                                      10,588           208,330          77,124
                                             ===============  ================  ==============

                                  EXHIBIT INDEX
                                  -------------

    3.1      Articles of Incorporation of the Registrant(3)
    3.2      By-laws of Registrant(2)
    4.1      Form of Underwriters' Warrant(1)
    4.2      Form of Warrant Agreement(1)
    4.3      Specimen Common Stock Certificate(3)
    4.4      Specimen Redeemable Common Stock Purchase Warrant
              Certificate(3)
   10.2      1997 Stock Option Plan(2)
   10.4      Form of Employment Agreement with Arnold Unger(3)
   10.5      Form of Employment Agreement with Renee Unger(3)
   10.6      Business Development Bank of Canada Note(3)
   10.7      National Bank of Canada Revolving Demand Credit
                Facility(3)
   10.8      National Bank of Canada Loan Agreement(3)
     21      List of Subsidiaries of Registrant*
     27      Financial Data Schedule*
   99.1      Share Exchange Agreement(2)


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