Form 10QSB
period 1999-04-30
INTERCORP EXCELLE INC
filed 1999-06-15
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 1999

                         Commission File Number 1-13365

                                   -----------

                             INTERCORP EXCELLE INC.

        (Exact name of Small Business Issuer as specified in its charter)

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

                                 (416) 744-2124
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

                                   -----------

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ]      No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: June 14, 1999 - 4,085,633 common shares, no par value.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]


                                                                                                                PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as at April 30, 1999 and January 31, 1999                                   1

          Interim Consolidated Statements of Operations for the three months ended                                2
          April 30, 1999 and 1998

          Interim Consolidated Statements of Cash Flows for the three months ended                                3
          April 30, 1999 and 1998

          Interim Consolidated Statements of Stockholders' Equity for the three months                            4
          ended April 30, 1999

          Notes to Interim Consolidated Financial Statements                                                    5 - 11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                12 - 13

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                               14

Item 6.   Exhibits and reports on Form 8-K                                                                        15
          Signatures                                                                                              16


                          ITEM 1. FINANCIAL STATEMENTS
                             INTERCORP EXCELLE INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS

                    AS AT APRIL 30, 1999 AND JANUARY 31, 1999

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                                 APRIL 30,        JANUARY 31,
                                                                                   1999              1999
                                                                                     $                 $
                                             ASSETS
CURRENT ASSETS
Cash And Short Term Investments                                    Note 1(c)      3,006,362       3,170,147
Accounts Receivable                                                Note 1(d)      1,068,403         784,979
Investment Tax Credit Recoverable                                                    68,542          51,406
Inventory                                                          Note 1(f)      1,224,148       1,041,310
Income Tax Recoverable                                                               21,872          16,258
Prepaid Expenses And Sundry Assets                                                  127,307         141,468
                                                                                 ---------------------------

Total Current Assets                                                              5,516,634       5,205,568
                                                                                 ---------------------------

PROPERTY, PLANT AND EQUIPMENT                                      Note 1(g)      3,062,244       2,951,207
                                                                                 ---------------------------

Total Assets                                                                      8,578,878       8,156,775
                                                                                 ===========================

                                      CURRENT LIABILITIES
Bank Indebtedness                                                  Note 1(c)        246,238       -
Accounts Payable And Accrued Liabilities                           Note 1(d)      1,348,687       1,216,681
Current Portion Of Long Term Debt                                                   320,031         309,817
Current Portion Of Mortgage Payable                                                  47,880          46,351
                                                                                 ---------------------------

Total Current Liabilities                                                         1,962,836       1,572,849
                                                                                 ---------------------------

LONG TERM DEBT                                                                      429,167         480,256
MORTGAGE PAYABLE                                                                    835,764         822,739
DUE TO DIRECTORS                                                                    124,640         120,662
DEFERRED INCOME TAXES                                                               174,114         168,557
                                                                                 ---------------------------

Total Liabilities                                                                 3,526,521       3,165,063
                                                                                 ===========================


COMMON STOCK                                                       Note 2(a)      4,018,192       4,018,192
RETAINED EARNINGS                                                                 1,457,232       1,461,041
TREASURY STOCKS                                                    Note 4          (98,536)               -
CUMULATIVE TRANSLATION ADJUSTMENTS                                 Note 1(I)      (324,531)       (487,521)

                                                                                 ---------------------------
Total Stockholders' Equity
                                                                                  5,052,357       4,991,712
                                                                                 ---------------------------

Total Liabilities and Stockholders' Equity                                        8,578,878       8,156,775
                                                                                 ===========================

                             INTERCORP EXCELLE INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                   3 MONTHS ENDED       3 MONTHS ENDED
                                                                   APRIL 30, 1999       APRIL 30, 1998
                                                                          $                    $

GROSS SALES (Note 1 (j))                                              3,257,955            3,015,516
Trade Expenditures                                                      248,288              235,262
                                                                   ----------------------------------

NET SALES                                                             3,009,667            2,780,254

Cost of sales                                                         2,006,686            1,787,741
                                                                   ----------------------------------

GROSS PROFIT                                                          1,002,981              992,513

EXPENSES
Selling                                                                 441,775              402,495
General & Administrative                                                326,776              258,157
Research & Development Costs                                             61,451               59,069
Financial (net of interest income)                                       10,076                  683
Amortization                                                             92,043               98,198
                                                                   ----------------------------------

TOTAL OPERATING EXPENSES                                                932,121              818,602
                                                                   ----------------------------------

OPERATING INCOME                                                         70,860              173,911

    Loss on foreign exchange                                           (74,669)             (40,836)
                                                                   ----------------------------------
INCOME/(LOSS) BEFORE INCOME TAXES                                       (3,809)              133,075
Income Taxes                                                                 -                45,474
                                                                   ==================================

NET INCOME        (LOSS)                                                (3,809)               87,601
                                                                   ==================================

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE (Note 3)
                                                                           0.00                 0.02
                                                                   ==================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                              4,085,633            4,075,000
                                                                   ==================================

                             INTERCORP EXCELLE INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                                           APRIL 30, 1999      APRIL 30, 1998
                                                                                                  $                    $
Cash flows from operating activities:
         Net Income (Loss)                                                                      (3,809)              87,601
Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization                                                                            92,043              98,198
         Increase in accounts receivable                                                      (250,290)           (186,675)
         Increase in investments tax credits                                                   (15,007)            (24,503)
         Increase in inventory                                                                (144,325)           (266,104)
         Decrease/(Increase) in prepaid expenses                                                 18,295            (58,015)
         Increase in accounts payable and accrued liabilities                                    89,305             307,912
         Decrease/(increase) in income taxes recoverable                                        (4,935)              45,476
                                                                                            --------------------------------

                           Total adjustments                                                  (214,914)            (83,711)
                                                                                            --------------------------------

Net cash provided by (used in) operating activities                                           (218,723)               3,890
                                                                                            --------------------------------

Cash flows from investing activities:
         Cash used in purchase of property, plant and equipment                               (105,395)           (235,646)
                                                                                            --------------------------------

Cash flows from financing activities
         Repayment of bank indebtedness                                                         239,301                   -
         Mortgage repayments                                                                   (13,702)             (12,251)
             Proceeds from long term debt                                                            -              176,590
         Repayment of long term debt                                                           (65,037)             (64,116)
             Repurchase of common shares                                                       (98,536)                   -
                                                                                            --------------------------------

Net cash provided by financing activities                                                        62,026             100,223
                                                                                            --------------------------------



Effect of foreign currency exchange rate changes                                                 98,307              54,528
                                                                                            --------------------------------

Net decrease in cash and cash equivalents                                                      (163,785)            (77,005)
                                                                                            --------------------------------

Cash and cash equivalents
Beginning of period                                                                           3,170,147           3,368,790
                                                                                            --------------------------------

End of period                                                                                 3,006,362           3,291,785
                                                                                            ================================

Income tax paid /(refund received)                                                                    -                   -
                                                                                            ================================

Interest paid , net                                                                              10,076                 683
                                                                                            ================================

                             INTERCORP EXCELLE INC.

             INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED APRIL 30, 1999

                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                                  ADDITIONAL              CUMULATIVE
                                      COMMON       PAID-IN      TREASURY  TRANSLATION    RETAINED
                                      STOCK        CAPITAL       STOCK    ADJUSTMENTS    EARNINGS        TOTAL
                                        $             $            $           $            $              $

Balance as of January 31, 1999      3,878,217      139,975         -       (487,521)    1,461,041      4,991,712

Foreign currency translation            -             -            -        162,990         -            162,990

Treasury Stocks                         -             -         (98,536)       -            -            (98,536)

Net loss for the quarter                -             -            -           -           (3,809)        (3,809)
                                    ------------------------------------------------------------------------------

Balance as of  April 30, 1999       3,878,217      139,975      (98,536)   (324,531)    1,457,232      5,052,357
                                    ==============================================================================

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

b) Principal Activities

         Each of the companies included in these consolidated financial statements was incorporated in Canada on the following dates:


Intercorp Excelle Inc.                                          April 16, 1997
Intercorp Excelle Foods Inc.*     (100% owned subsidiary)       February 1, 1998

*(Amalgamated Intercorp Foods Limited which was incorporated on December 20,1982, Kalmath Investments Ltd. which was incorporated on September 20, 1987 and Excelle Brands Food Corporation which was incorporated on February 7, 1987)

The subsidiary company is principally engaged in the production of food products in Canada and its distribution in Canada and the U.S.

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)


2. COMMON STOCK

a)       Authorized

         An unlimited number of common and preference shares.

         The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.


Issued:

                                      April 30, 1999     January 31, 1999
                                      ---------------    ----------------

4,044,230 Common shares                  3,878,217          3,878,217

1,399,750 Warrants                         139,975            139,975
                                         ---------          ---------
                                         4,018,192          4,018,192
                                         =========          ==========

b)       Purchase Warrants

         During the fiscal year 1998, Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and Continental Stock Transfer & Trust Company. Each Warrant entitles its holder to purchase, during the four year period commencing on October 9, 1997, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)


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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)


d)  Stock Option Plan (continue)

In March 1999, the Board granted 10,000 options under the 1997 Plan to two of the Company's independent Directors. The options are exercisable at $3.50 per share. 40% of the options are immediately exercisable, an additional 30% become exercisable after March 2, 2000 and all the options are exercisable after March 2, 2001.

In April 1999, the Board granted 26,500 options under the 1997 Plan to employees and 20,000 options to five directors under the 1997 Plan. All options are exercisable immediately.

Summarized below are options granted and outstanding as at April 30, 1999:

                                                                                                            Weighted Average
Options granted to:                                                                           Expired        Exercise Price
                                                                              Options          Date                 $

Directors                                                                       167,500        May 1, 2007        3.50
Key Employees And Independent Directors                                          40,000     April 30, 2008        5.00

                                                                             -----------                    -------------

Options outstanding as at January 31, 1999                                      207,500                           3.79
                                                                             -----------                    -------------

Options granted during 1ST quarter ending April 30, 1999:

Independent Directors                                                            10,000        May 1, 2009         3.50

Employees                                                                        26,500        May 1, 2009        1.88

Directors                                                                        20,000        May 1, 2009         1.88
                                                                             -----------                    -------------
Total options granted during 1ST quarter ending April 30, 1999
                                                                                 56,500                            2.16
                                                                             -----------                    -------------

Total options outstanding as at April 30, 1999                                  264,000                           3.44
                                                                             ===========                    =============

No options were exercised in the quarter ending April 30, 1999.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

c)       Application of SFAS 123: Accounting for Stock-Based Compensation

         As all options granted are exercisable at between the price range of $1.88 to $5.00 per share, which is greater than the grant-date fair value of the options granted, no stock-based compensation has been recognized in connection with these options.

3. Earnings Per Share

         Net Income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

         Fully diluted net income per share was the same as the basic net income per common share for the periods ended April 30, 1999 and 1998.

4. Treasury Stock

         On March 1, 1999, the Board of Directors approved a company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at April 30, 1999, the company has repurchased 63,270 common shares at an average price of $1.56 for a total cost of $98,536. (market value $114,519 at market closing price of $1.81.)


5. COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                                      April  1999          April 1998
                                                                                $                   $
Net icome /(loss)                                                         (3,809)              87,601
Other comprehensive income                                                162,990              59,295
                                                                ------------------    ---------------
Comprehensive income                                                      159,181             146,895
                                                                ==================    ===============

The components of accumulated other comprehensive income /(loss) are as follows:
Accumulated other comprehensive loss, January 31, 1996                                       (45,445)
Foreign currency translation adjustments for the year ended
January 31, 1997                                                                               13,516
                                                                                      ---------------
Accumulated other comprehensive loss, January 31, 1997                                       (31,929)
                                                                                      ---------------
Foreign currency translation adjustments for the year ended
January 31, 1998                                                                            (247,005)
                                                                                      ---------------
Accumulated other comprehensive loss, January 31, 1998                                      (278,934)
                                                                                      ---------------
Foreign currency translation adjustments for the year ended
January 31, 1999                                                                            (208,587)
                                                                                      ---------------
Accumulated other comprehensive losses, April 30, 1999                                      (487,521)
                                                                                      ---------------
Foreign currency translation adjustments for the quarter
ended April 30, 1999                                                                          162,990
                                                                                      ---------------

Accumulated other comprehensive losses, April 30, 1999                                      (324,531)
                                                                                      ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amount expressed in US Dollars unless otherwise noted)

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998.

Revenues for the three months ended April 30, 1999 were $3.3 million, an 8.0% increase over prior year first quarter revenues of $3.0 million . This increase reflected the launch of new Renee's Gourmet(TM) sauces and marinades in the meat section of grocery stores across Ontario, Quebec and the Maritimes, in addition to growth in Renee's Gourmet(TM) regular branded dressings in Western Canada, Private Label and Food Service incremental new accounts. Actual sales growth in Canadian dollars, net of foreign exchange differentials, was significantly higher at 15.0%.

         Gross profit for the same three month period of $1.0 million was 33.3% of net sales, which was unfavorable to the same period one year ago (35.6% of net sales). This was attributed to higher cost of goods, including canola oil, other primary ingredients and packaging, in addition to an unfavorable mix towards lower margin food service business. Also, plant startup expenses associated with the launch of incremental food service pouch and four litre tub products had a negative impact on operational efficiency for the first quarter.

         Selling expenses of $442,000 for the three months ended April 30, 1999 were 10% higher than the comparable prior year period in 1998, reflecting additional support costs behind Renee's Gourmet(TM) new sauces and marinades launch. General and Administrative expenses of $327,000 were $69,000 higher than prior year first quarter, primarily due to higher professional fees, administrative headcount and wage increases year to date, primarily to support sales growth.

         Financial costs have been more than offset by interest income on funds invested in interest bearing term accounts.

         Operating Income from operations (before loss on foreign exchange and income taxes ), decreased by $103,051 over the comparable period in the prior year to $70,860 for the three months ended April 30, 1999. This reflected lower than anticipated gross margins on higher sales, combined with higher than expected administrative overhead expenses during the quarter.

              The company also reported a net translation loss of $74,669 on US funds converted from Canadian dollars for the first three months of the current fiscal year. This reflects continued strengthening of the Canadian dollar since the beginning of current fiscal year. (Although the company's functional currency is Canadian dollars, the majority of available cash funds are held in US dollars).

         Net loss of $3,809 was primarily due to internal operating inefficiencies, higher administrative expenses and translation losses for the quarter as compared to net income of $87,601 for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         The company had a net use of cash from operations of $218,723 for the three months ending April 30, 1999 as a result of higher inventories and receivables at the end of the quarter partly reduced by an increase in accounts payable and accrued liabilities. The principal source of cash traced to an increase in accounts payable and accrued liabilities.

         Capital spending during the first three months of 1999 reflected planned capital additions of $105,395. Capital additions in the current fiscal year to date are substantially lower than the comparable period in the prior year. The Company's secured credit arrangement with National Bank of Canada includes a credit line of Cdn$1.0 million that is due on demand and bears interest at prime plus 1.0% - only a portion of which is used due to the company's positive cash position in US dollars. All borrowings are collateralized by the assets of the Company.

         The Company received net proceeds from an initial public offering of its securities ("Offering"), effective October 9, 1997, a net amount of $3,799,062. The Company believes that the proceeds of the Offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions. The Company also intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

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

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company made an initial public offering of its common stock, no par value ("Common Stock") and common stock purchase warrants ("Warrants") (the Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Commission on October 9, 1998, File No. 333-7202 ("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value.

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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

            ITEM                                              AMOUNT

            Purchase of Building                            $  400,793
            Temporary Investments (2)                        2,743,269
            Repayment of Indebtedness                          655,000
                                                            ----------

            Total Application of Net Proceeds               $3,799,062
                                                            ==========


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

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit description

27.      Financial Data Schedule


(b)      Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended April 30, 1999

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERCORP EXCELLE, INC.

June 14, 1999                               By:         /s/ ARNOLD UNGER
                                               ---------------------------------
                                                          ARNOLD UNGER
                                                  CHIEF EXECUTIVE OFFICER AND
                                                         CO-CHAIRPERSON

June 14, 1999                               By:         /s/ RENEE UNGER
                                               ---------------------------------
                                                          RENEE UNGER
                                                  PRESIDENT AND CO-CHAIRPERSON

June 14, 1999                               By:         /s/ FRED BURKE
                                               ---------------------------------
                                                           FRED BURKE
                                                 CHIEF FINANCIAL OFFICER, CHIEF
                                                OPERATING OFFICER AND SECRETARY