Form 10QSB
period 1999-07-31
INTERCORP EXCELLE INC
filed 1999-09-14
CIK 1039467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended July 31, 1999

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

                                   -----------

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: September 14, 1999 - 4,107,500 common shares, no par value.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Interim Consolidated Balance Sheets as at July 31, 1999 and January 31, 1999                        1

             Interim Consolidated Statements of Income for the six months ended                                  2
             July 31, 1999 and 1998

             Interim Consolidated Statements of Cash Flows for the six months ended                              3
             July 31, 1999 and 1998

             Interim Consolidated Statements of Stockholders' Equity for the six months                          4
             ended July 31, 1999

             Notes to Interim Consolidated Financial Statements                                                5 - 11

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations            12 - 13

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                                                          14

Item 4.      Submission of Matters to a Vote of Security Holders                                                15

Item 6.      Exhibits and reports on Form 8-K                                                                   16
             Signatures                                                                                         17


                          ITEM 1. FINANCIAL STATEMENTS
                             INTERCORP EXCELLE INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                    AS AT JULY 31, 1999 AND JANUARY 31, 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                       JULY 31,        JANUARY 31,
                                                                         1999            1999
                                                                         $                $
                                                  ASSETS
CURRENT ASSETS
Cash and short term investments                   Note 1(c)           1,513,804         3,170,147
Accounts Receivable                               Note 1(d)           1,182,769           784,979
Investment Tax Credit Recoverable                                        81,550            51,406
Inventory                                         Note 1(f)           1,716,161         1,041,310
Income Tax Recoverable                                                    4,386            16,258
Prepaid Expenses And Sundry Assets                                      121,214           141,468
                                                                 ---------------------------------

Total Current Assets                                                  4,619,884         5,205,568
                                                                 ---------------------------------
                                                                 ---------------------------------
PROPERTY, PLANT AND EQUIPMENT                     Note 1(g)           3,398,550         2,951,207

INTANGIBLE ASSET                                  Note 1(i)             810,793                 -
                                                                 ---------------------------------
Total Assets                                                          8,829,227         8,156,775

                                                                 ---------------------------------
                                                                 ---------------------------------


                                   LIABILITIES
CURRENT LIABILITIES
Accounts Payable And Accrued Liabilities         Note 1(d)            2,161,970         1,216,681
Current Portion Of Long Term Debt                                       310,950           309,817
Current Portion Of Mortgage Payable                                      46,521            46,351
                                                                 ---------------------------------

Total Current Liabilities                                             2,519,441         1,572,849

LONG TERM DEBT                                                          266,246           480,256
MORTGAGE PAYABLE                                                        802,486           822,739
DUE TO DIRECTORS                                                        121,103           120,662
DEFERRED INCOME TAXES                                                   169,173           168,557
                                                                 ---------------------------------

Total Liabilities                                                     3,878,449         3,165,063
                                                                 ---------------------------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK                                                Note 2(a)           4,018,192         4,018,192
RETAINED EARNINGS                                                               1,548,475         1,461,041
TREASURY STOCKS                                             Note 4              (155,665)                 -
CUMULATIVE TRANSLATION ADJUSTMENTS                          Note 1(j)           (460,224)         (487,521)
                                                                           ---------------------------------

Total Stockholders' Equity                                                      4,950,778         4,991,712
                                                                           ---------------------------------
Total Liabilities and Stockholders' Equity                                      8,829,227         8,156,775
                                                                           ---------------------------------
                                                                           ---------------------------------

                             INTERCORP EXCELLE INC.
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                              3 MONTHS ENDED     6 MONTHS ENDED      3 MONTHS ENDED     6 MONTHS ENDED
                                              JULY 31, 1999       JULY 31, 1999      JULY 31, 1998      JULY 31, 1998
                                                    $                   $                  $                  $
GROSS SALES (Note 1 (k))                             3,967,451           7,225,406          3,418,056          6,433,572
Trade Expenditures                                     302,367             550,655            310,967            546,229

                                            -----------------------------------------------------------------------------

NET SALES                                            3,665,084           6,674,751          3,107,089          5,887,343

Cost of sales                                        2,473,440           4,480,126          2,137,920          3,925,661
                                            -----------------------------------------------------------------------------

GROSS PROFIT                                         1,191,644           2,194,625            969,169          1,961,682
                                            -----------------------------------------------------------------------------

EXPENSES
Selling                                                576,285           1,018,060            537,177            939,672
General & Administrative                               311,427             638,204            245,538            503,695
Research & Development Costs                            66,884             128,335             74,908            133,977
Financial (net of interest income)                       6,521              16,597           (12,250)           (11,567)
Amortization                                           116,796             208,839             94,346            192,544
                                            -----------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                             1,077,913           2,010,034            939,719          1,758,321
                                            -----------------------------------------------------------------------------

OPERATING INCOME                                       113,731             184,591             29,450            203,361

Gain/(loss) on exchange                                 18,870            (55,799)             87,306             46,470
                                             ----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                             132,601             128,792            116,756            249,831
Income Taxes                                            41,358              41,358             30,740             76,214
                                             ----------------------------------------------------------------------------
NET INCOME                                              91,243              87,434             86,016            173,617
                                            ----------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------
NET INCOME PER WEIGHTED AVERAGE COMMON
SHARE (Note 3)                                            0.02                0.02               0.02               0.04
                                            ----------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
                                                     4,005,761           4,037,071          4,081,005          4,078,052
                                            ----------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------


                             INTERCORP EXCELLE INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                            JULY 31, 1999    JULY 31, 1998
                                                                                 $                $
Cash flows from operating activities:
         Net Income                                                                87,434         173,617
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                                216,747         192,544
      Increase in accounts receivable                                            (399,963)       (520,459)
      Increase in investments tax credits                                         (30,339)        (38,165)
      Increase in inventory                                                      (577,230)        (31,382)
      Decrease/(increase) in prepaid expenses                                      21,037        (100,663)
      Increase in accounts payable and accrued liabilities                        952,852         218,880
      Decrease in income taxes recoverable                                         12,083          77,397
                                                                          ---------------------------------

Total adjustments                                                                 195,187        (201,848)
                                                                          ---------------------------------

Net cash provided by (used in) operating activities                               282,621         (28,231)
                                                                          ---------------------------------

Cash flows from investing activities:
        Purchase of property, plant and equipment                                (318,976)       (317,524)
        Acquisition of A1 Sauce                                                (1,246,652)        -
                                                                          ---------------------------------
                                                                               (1,565,628)       (317,524)
                                                                          ---------------------------------

Cash flows from financing activities
        Mortgage repayments                                                       (23,557)        (24,205)
        Proceeds from long term debt                                              -               336,437
        Repayment of long term debt                                              (218,520)       (108,695)
        Repurchase of common shares                                              (155,665)        -
                                                                          ---------------------------------

Net cash provided by(used in) financing activities                               (397,742)        203,537
                                                                          ---------------------------------



Effect of foreign currency exchange rate changes                                   24,406        (111,506)
                                                                          ---------------------------------

Net decrease in cash and cash equivalents                                      (1,656,343)       (253,724)
                                                                          ---------------------------------
Cash and cash equivalents
Beginning of period                                                              3,170,147      3,368,790

                                                                          ---------------------------------
End of period                                                                    1,513,804      3,115,066
                                                                          ---------------------------------
                                                                          ---------------------------------
Income tax paid                                                                     17,930          1,082
                                                                          ---------------------------------
                                                                          ---------------------------------
Interest paid (received), net                                                       16,596        (12,250)
                                                                          ---------------------------------
                                                                          ---------------------------------

                                     Page 3

    INTERCORP EXCELLE INC.

             INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                 Additional                       Cumulative
                                   Common          Paid-in        Treasury       Translation       Retained
                                    Stock          Capital          Stock        Adjustments       Earnings          Total
                                      $               $               $               $                $               $
Balance as of January 31, 1999       3,878,217         139,975               -        (487,521)       1,461,041       4,991,712
Foreign currency translation          -               -                      -         162,990        -                 162,990
Treasury Stock                        -               -               (98,536)        -                -                (98,536)
Net loss for the quarter              -               -                      -        -                  (3,809)         (3,809)
                               -------------------------------------------------------------------------------------------------

Balance as of April 30, 1999         3,878,217         139,975        (98,536)        (324,531)       1,457,232       5,052,357
Foreign currency translation                 -               -               -        (135,693)               -        (135,693)
Treasury Stock                               -               -        (57,129)                -               -         (57,129)
Net income for the quarter                   -               -               -                -          91,243          91,243
                               -------------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------------
Balance as of July 31, 1999          3,878,217         139,975       (155,665)        (460,224)       1,548,475       4,950,778
                               -------------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------------


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

Each of the companies included in these consolidated financial statements were incorporated in Canada on the following dates:

Intercorp Excelle Inc.                                         April 16, 1997
Intercorp Excelle Foods Inc.*      (100% owned subsidiary)     February 1, 1998


B) Principal Activities

The companies are principally engaged in the production of food products in Canada and its distribution in Canada and the U.S.

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

G) Property, Plant and Equipment and Intangible Asset

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

Amortization for assets acquired during the period are recorded at one half of the indicated rates, which approximates when they were put into use.

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

I) INTANGIBLE ASSET
     Intangible asset represents the cost of acquiring the Canadian trademark, brandname and proprietary information of the A-1(TM) Sauce business. It is amortized over a period of 30 years.

J) Foreign Currency Translation

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

K)   Sales

     Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

L)   Government Assistance and Investment Tax Credits

     Government Assistance and Investment Tax Credits are recorded on the accrual basis and are accounted for as a reduction of the related current expenditures.

M)   Use of Estimates

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

O)   Comprehensive Income

     In 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealized appreciation (depreciation) of securities and foreign currency translation adjustments.

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



Issued:                                            July 31, 1999      January 31, 1999
                                               -------------------- --------------------
                                                        $                    $
4,005,761 Common shares                                  3,878,217            3,878,217

1,399,750 Warrants                                         139,975              139,975
                                               -------------------- --------------------
                                               -------------------- --------------------

                                                         4,018,192            4,018,192
                                                -------------------- --------------------
                                                -------------------- --------------------


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

     The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations orclassification of the common stock. The Warrants do not confer upon holders any voting or any other rights of shareholders of the company.

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

    d) Stock Option Plan

     In May, 1997, the board of directors and shareholders adopted the Intercorp Excelle Inc. Stock Option Plan (the "1997 Plan"), pursuant to which 500,000 shares of common stock are reserved for issuance. The 1997 Plan is administered by the compensation committee or the board of directors, who determine, those individuals who shall receive options, the time period during which the options may be partially or fully exercised,the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaided)


d)  Stock Option Plan (continue)

In March 1999, the Board granted 10,000 options under the 1997 Plan to two of the Company's independent Directors. The options are exercisable at $3.50 per share. 40% of the options are immediately exercisable, an additional 30% become exercisable after March 2, 2000 and all the options are exercisable after March 2, 2001. In April 1999, the Board granted 26,500 options to employees and 20,000 options to five directors under the 1997 Plan. All options are exercisable immediately.

Summarized below are options granted and outstanding as at July 31, 1999:

                                                                                                                      Weighted
Options granted to:                                                                             Expiry                Average
                                                                        Options                  Date              Exercise Price
                                                                                                                         $
Directors                                                                    167,500                 May 1, 2007        3.50
Key Employees And Independent Directors                                       40,000              April 30, 2003        5.00

                                                                    -----------------                             -----------------

Options outstanding as at January 31, 1999                                   207,500                                    3.79
                                                                    -----------------                             -----------------

Options granted during 1st quarter ending April 30, 1999:

Independent Directors                                                         10,000                 May 1, 2007        3.50

Employees                                                                     26,500                 May 1, 2007        1.88

Directors                                                                     20,000                 May 1, 2007        1.88
                                                                    -----------------                             -----------------
Total options granted during 1st quarter
ending April 30, 1999                                                         56,500                                    2.16
                                                                    -----------------                             -----------------
                                                                    -----------------                             -----------------

Total options outstanding as at July 31, 1999                                264,000                                    3.44
                                                                    -----------------                             -----------------
                                                                    -----------------                             -----------------
No options were granted or exercised in the quarter ended July 31, 1999.

                                     Page 10

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaided)

e) Application of SFAS 123: Accounting for Stock-Based Compensation

     As all options granted are exercisable at between the price range of $1.88 to $5.00 per share, which is greater than the grant-date fair value of the options granted, no stock-based compensation has been recognized in connection with these options.



3. Earnings Per Share

     Net Income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period. Fully diluted net income per share was the same as the basic net income per common share for the periods ended July 31, 1999 and 1998.


4. Treasury Stock

On March 1, 1999, the Board of Directors approved a company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at July 31, 1999, the company has repurchased 101,739 common shares at an average price of $1.53 for a total cost of $155,165.


5. COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                                        July 1999           July 1998
                                                                                $                   $
Net income                                                                 91,243              87,601
Other comprehensive income                                              (135,692)              59,295
                                                                -------------------- --------------------
                                                                -------------------- --------------------
Comprehensive income (loss)                                              (44,449)             146,895
                                                                -------------------- --------------------
                                                                -------------------- --------------------
The components of accumulated other comprehensive income /(loss) are as follows:
Accumulated other comprehensive loss, January 31, 1996                                       (45,445)
Foreign currency translation adjustments for the year ended
January 31, 1997                                                                               13,516
                                                                                   -------------------
Accumulated other comprehensive loss, January 31, 1997                                       (31,929)
                                                                                   -------------------
Foreign currency translation adjustments for the year ended
January 31, 1998                                                                            (247,005)
                                                                                   -------------------
Accumulated other comprehensive loss, January 31, 1998                                      (278,934)
                                                                                   -------------------
Foreign currency translation adjustments for the year ended
January 31, 1999                                                                            (208,587)
                                                                                   -------------------
Accumulated other comprehensive losses, April 30, 1999                                      (487,521)
                                                                                   -------------------
Foreign currency translation adjustments for the quarter
ended April 30, 1999                                                                          162,990
                                                                                   -------------------
Accumulated other comprehensive losses, April 30, 1999
                                                                                            (324,531)
                                                                                   -------------------
Foreign currency translation adjustments for the quarter                                    (135,692)
ended July 31, 1999
                                                                                   -------------------
Accumulated other comprehensive losses, July 31, 1999                                       (460,223)
                                                                                   -------------------
                                                                                   -------------------

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

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JULY 31, 1999 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1998.

     Sales for the six months ended July 31, 1999 were $7.2 million , a 12.3% increase over prior year first half sales of $6.4 million USD. This increase reflected the launch of new Renee's Gourmet(TM) sauces and marinades in the meat section of grocery stores across Ontario, Quebec and the Maritimes, in addition to a successful relaunch of Renee's Naturally Light(TM) nationally and growth in Renee's Gourmet(TM) regular branded dressings through new listings in Western Canada. Retail Private Label and Food Service incremental new accounts nationally also contributed significantly to first half volume increases. Actual sales growth in Canadian dollars, net of foreign exchange differentials, was significantly higher at 20.6%.

     Gross profit for the same six month period of $2.2 million was 32.9% of net sales, which was only slightly lower than the same period one year ago (33.3% of net sales). This was attributed to higher cost of goods, primary ingredients and packaging, in addition to an unfavorable mix towards lower margin Food Service business. Also, plant startup expenses associated with the launch of incremental Food Service pouch and four litre tub products had a negative impact on operational efficiency during the first half of this fiscal year. Production volume increases over last year of 45- 50% were significantly higher than sales growth during the same time period, tracing to increased food service industrial and bulk pack business, as well as increased inventory stock positions to support sales activity.

     Selling and marketing expenses of $1.0 million were higher in total dollars, but lower on a percentage of net sales than the first six months of 1998, reflecting additional support costs behind Renee's Gourmet(TM), offset by a business sales mix towards Food Service. General and Administrative expenses of $638,204 were $134,509 higher than same period of prior year , primarily due to higher legal, audit expenditures, investment relations support costs and administrative headcount and wage increases year to date, primarily to support sales growth.

     On July 28, 1999 the Company completed an acquisition, purchasing the Canadian trademark and brand name A1(TM) sauce's from Campbell Soup Company Ltd. The total purchase price of $1.9 million Canadian dollars, ($1.2million USD), was funded from current cash resources raised through the Company's initial public offering in October 1997. Under the terms of the agreement, the Company acquired all of the assets, including inventory, capital manufacturing equipment, formulae and the Canadian trademark for A1(TM), and will manufacture, distribute and market products through the operating Company to all major retailers and restaurant outlets across Canada. Included in the purchase price was a $50,000 Canadian, holdback amount for one year, covering trademark legal defense expenses incurred to expand this trademark. Other operating financial costs have been more than offset by interest income on funds invested in residual USD interest bearing term accounts.

     Income before income taxes of $128,792 for the first six month's was generated during the second quarter where reported net income was 12.8% higher than prior year. Operating income of $184,591 for the six months ended July 31, 1999 is only marginally below prior year results, due to a strong second quarter. The first quarter operating income result reflected lower than anticipated gross margins on higher sales, combined with higher than expected administrative overhead expenses during that quarter.

     The Company also reported a net translation loss of $55,799 on US funds converted from Canadian dollars for the first six months of the current fiscal year. This reflects continued strengthening of the Canadian dollar since the beginning of current fiscal year. (Although the company's functional currency is Canadian dollars, the majority of available cash funds are held in US dollars). This compares to a $46,470 USD translation gain for the first six months of the prior year.

     Income after taxes was $87,434 as compared to $173,617 for the prior year ended July 31, 1998. This lower than expected result is primarily due to translation losses reported during the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUE)

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net increase in cash from operations of $ 195,187 for the six months ending July 31, 1999. The principal source of cash traced to an increase in accounts payable and accrued liabilities. This was partially offset by cash required to carry higher inventories, prepaids and an increase in accounts receivable at the end of the period.

     Capital spending during the first three months of 1999 reflected planned capital additions of $318,976. Capital asset additions in the current fiscal year to date are in line with prior year, primarily based on second quarter activities.

     Cash flows from investing activities also included the completion of an acquisition on July 28, 1999. The Company acquired the Canadian trademark and brand name A1(TM) sauce's from Campbell Soup Company Ltd. for a total purchase price of $1.2million USD. The Company has reported the full impact of this purchase in second quarter results.

     The Company's secured a revised credit arrangement with National Bank of Canada effective July 9, 1999. This facility includes a credit line of Cdn$1.0 million that is due on demand and bears interest at prime plus one half of a percent - only a portion of which is used due to the company's positive cash position in US dollars. In addition, the Company's new facility includes an additional Cdn$1.0million non-revolving demand loan for current year capital asset expenditures. All borrowings are collateralized by the assets of the Company.

     Other cash flows from investing activities during the first six month's of this year included accelerated repayment of certain long term debt of $218,519 as well as a repurchase of 101,739 common shares under a stock repurchase program approved by the Company's Board of Directors March 1, 1999. At this time, the Company announced a program to buy back up to 250,000 common shares at a market price per share not to exceed $2.00 USD.

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

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company made an initial public offering of its common stock, no par value ("Common Stock") and common stock purchase warrants ("Warrants") (the Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Securities and Exchange Commission on October 9, 1998, File No. 333-7202 ("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value.

     The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

        EXPENSE                                                               AMOUNT
       -----------                                                          ----------
        Underwriter's Discounts and Commissions                                  $512,247
        Expenses paid to or for the Underwriters                                  241,674
        Other expenses (1)                                                        569,492
                                                                          ----------------
        Total Expenses                                                         $1,323,413
                                                                          ----------------
                                                                          ----------------

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

     The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:


       ITEM                                                       AMOUNT
       Purchase of Building                                          $400,793
       Temporary Investments (2)                                    1,496,617
       Purchase of A1 Sauce business                                1,246,652
       Repayment of Indebtedness                                      655,000
                                                              ----------------
       Total Application of Net Proceeds                           $3,799,062
                                                              ----------------
                                                              ----------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On July 15, 1999, the Company held its annual meeting of stockholders. At the meeting the following persons were elected to serve as directors of the Company for the ensuing year: Arnold Unger, Renee Unger, Fred Burke, Lori Gutmann, John Rothschild and Taketo Murata. Each of the Directors were elected by the following vote: 3,826,269 vote for, 0 votes against and 700 votes withheld. Additionally, at the meeting Schwartz Levitsky Feldman, Chartered Accountants was elected as the Company's independent auditors for the ensuing year by the following vote: 3,825,269 for, 700 against and 1,000 withheld.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit description

27.      Financial Data Schedule


(b) Reports on Form 8-K

     The Company filed a Form 8-K on August 12, 1999 regarding its acquisition of the A1 Sauce business. The transaction was executed and completed on July 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERCORP EXCELLE, INC.
September 14, 1999             By:                     /S/ ARNOLD UNGER
                                                       ------------------
                                                           ARNOLD UNGER
                                                  CHIEF EXECUTIVE OFFICER AND
                                                          CO-CHAIRPERSON

September 14, 1999             By:                      /S/ RENEE UNGER
                                                       ------------------
                                                            RENEE UNGER
                                                 PRESIDENT AND CO-CHAIRPERSON

September 14, 1999             By:                      /S/ FRED BURKE
                                                       -----------------
                                                            FRED BURKE
                                                 CHIEF FINANCIAL OFFICER, CHIEF
                                                OPERATING OFFICER AND SECRETARY

 THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENTS OF NET INCOME INCLUDED IN THE REGISTRANT'S FORM 10-QSB FOR THE QUARTER ENDED July 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


EXHIBIT 27

-------------------------------------------------------------------------------
Period Type                                                       3 Months
Fiscal Year End                                January 31, 2000
Period Start                                   May 1, 1999
Period end                                     July 31, 1999
Cash                                           1,513,804
Securities                                     0
Receivables                                    1,182,769
Allowance                                      0
Inventory                                      1,716,161
Current Assets                                 4,638,744
PP&E                                           6,449,392
Depreciation                                   2,240,049
Total Assets                                   8,829,227
Current Liabilities                            2,519,441
Bonds                                          1,359,008
Preferred Mandatory                            0
Common                                         4,018,192
Other - SE                                       932,587
Total Liability and Equity                     8,848,087
Sales                                          3,967,451
Total Revenue                                  3,967,451
CGS                                            2,473,440
Total Costs                                    1,071,392
Other Expenses                                 (18,771)
Loss provision                                 0
Interest expenses                                 16,597
Income - Pre-tax                                132,601
Income Tax                                       41,358
Discontinued                                   0
Extraordinary                                  0
Changes                                        0
Net-Income                                      91,243
EPS - Primary                                  0.02
EPS - Diluted                                  0.02
-------------------------------------------------------------------------------