Form 10QSB
period 1999-10-31
INTERCORP EXCELLE INC
filed 1999-12-14
CIK 1039467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended October 31, 1999

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

Yes |X|    No |_|

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: December 14, 1999 - 4,107,500 common shares, no par value.

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|

                                                                                                   PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as at October 31, 1999 and January 31, 1999             1

         Interim Consolidated Statements of Income for the three and nine months ended
         October 31, 1999 and 1998                                                                   2

         Interim Consolidated Statements of Cash Flows for the nine months ended
         October 31, 1999 and 1998                                                                   3

         Interim Consolidated Statements of Stockholders' Equity for the nine months
         ended October 31, 1999                                                                      4

         Notes to Interim Consolidated Financial Statements                                        5 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12 - 13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                   14
Item 6.  Exhibits and reports on Form 8-K                                                            15

         Signatures                                                                                  16

                          ITEM 1. FINANCIAL STATEMENTS
                             INTERCORP EXCELLE INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                   AS AT OCTOBER 31, 1999 AND JANUARY 31, 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                        OCTOBER 31,        JANUARY 31,
                             `                             1999               1999
                                                            $                   $
                                     ASSETS
CURRENT ASSETS
Cash and short term investments             Note 1(c)     1,541,948         3,170,147
Accounts Receivable                         Note 1(d)     1,114,663           784,979
Investment Tax Credit Recoverable                            86,631            51,406
Inventory                                   Note 1(f)     1,316,201         1,041,310
Income Tax Recoverable                                         --              16,258
Prepaid Expenses And Sundry Assets                          107,304           141,468
                                                      --------------------------------

Total Current Assets                                      4,166,747         5,205,568

PROPERTY, PLANT AND EQUIPMENT               Note 1(g)     3,475,502         2,951,207
INTANGIBLE ASSET                            Note 1(i)       821,172              --
                                                      --------------------------------

Total Assets                                              8,463,421         8,156,775
                                                      ================================

                                  LIABILITIES

CURRENT LIABILITIES
Accounts Payable And Accrued Liabilities    Note 1(d)     1,497,629         1,216,681
Income Tax Payable                                           22,739              ---
Current Portion Of Long Term Debt                           304,002           309,817
Current Portion Of Mortgage Payable                          47,512            46,351
                                                      --------------------------------

Total Current Liabilities                                 1,871,882         1,572,849

LONG TERM DEBT                                              377,675           480,256
MORTGAGE PAYABLE                                            807,711           822,739
DUE TO DIRECTORS                                            123,683           120,662
DEFERRED INCOME TAXES                       Note 1(h)       172,779           168,557
                                                      --------------------------------

Total Liabilities                                         3,353,730         3,165,063
                                                      --------------------------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK                                Note 2(a)     4,018,192         4,018,192
RETAINED EARNINGS                                         1,604,986         1,461,041
TREASURY STOCKS                             Note 4         (175,665)             --
CUMULATIVE TRANSLATION ADJUSTMENTS          Note 1(j)      (337,822)         (487,521)
                                                      --------------------------------

Total Stockholders' Equity                                5,109,691         4,991,712
                                                      --------------------------------

Total Liabilities and Stockholders' Equity                8,463,421         8,156,775
                                                      ================================

                             INTERCORP EXCELLE INC.
                       INTERIM CONSOLIDATED STATEMENTS OF
      INCOME FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                  3 MONTHS ENDED     9 MONTHS ENDED      3 MONTHS ENDED     9 MONTHS ENDED
                                                 OCTOBER 31, 1999   OCTOBER 31, 1999    OCTOBER 31, 1998   OCTOBER 31, 1998
                                                        $                   $                  $                  $
GROSS SALES (Note 1 (k))                             3,617,325          10,842,731          2,486,594          8,920,166
Trade Expenditures                                     256,022             806,677            175,732            721,961

                                            -----------------------------------------------------------------------------

NET SALES                                            3,361,303          10,036,054          2,310,862          8,198,205

Cost of sales                                        2,389,287           6,869,413          1,550,990          5,476,652
                                            -----------------------------------------------------------------------------

GROSS PROFIT                                           972,016           3,166,641            759,872          2,721,553
                                            -----------------------------------------------------------------------------

EXPENSES
Selling                                                378,194           1,396,254            344,397          1,284,069
General & Administrative                               265,726             903,930            271,105            774,800
Research & Development Costs                            86,360             214,695             64,070            198,047
Financial (net of interest income)                      22,404              39,001              6,317            (5,251)
Amortization                                           155,263             364,101             72,212            264,757
                                            -----------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                               907,947           2,917,981            758,101          2,516,422
                                            -----------------------------------------------------------------------------


OPERATING INCOME                                        64,069             248,660              1,771            205,131
Gain/(loss) on exchange                                  5,950            (49,849)             70,144            116,615
                                            -----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              70,019             198,811             71,915            321,746
Income Taxes                                            13,508              54,866             26,111            102,325
                                            -----------------------------------------------------------------------------

NET INCOME                                              56,511             143,945             45,804            219,421
                                            =============================================================================

NET INCOME PER WEIGHTED AVERAGE COMMON
SHARE (Note 3)                                            0.01                0.04               0.01               0.05
                                            =============================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES             4,002,446           4,025,402          4,107,500          4,087,976
                                            =============================================================================

                             INTERCORP EXCELLE INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                          OCTOBER 31,    OCTOBER 31,
                                                                             1999           1998
                                                                               $              $
Cash flows from operating activities:
Net Income                                                                  143,945        219,421
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                          364,101        264,757
      Increase in accounts receivable                                      (310,024)      (106,386)
      Increase in investments tax credits                                   (33,937)       (56,003)
      Increase in inventory                                                (145,566)      (325,975)
      Decrease/(increase) in prepaid expenses                                37,707       (129,061)
      Increase in accounts payable and accrued liabilities                  250,474        261,162
      Decrease in income tax recoverable                                     39,404         43,586
                                                                       ----------------------------

Total adjustments                                                           202,159        (47,920)
                                                                       ----------------------------

Net cash provided by operating activities                                   346,104        171,501
                                                                       ----------------------------

Cash flows from investing activities:
        Purchase of property, plant and equipment                          (482,218)      (257,303)
        Acquisition of A1 Sauce                                          (1,246,652)          --
                                                                       ----------------------------
                                                                         (1,728,870)      (257,303)
                                                                       ----------------------------

Cash flows from financing activities
        Mortgage repayments                                                 (35,634)       (11,351)

        Proceeds from long term debt                                        145,641           --
        Repayment of long term debt                                        (273,825)       (68,521)

        Net proceeds from issuance of common stock                             --          113,625
        Repurchase of common shares                                        (175,665)          --
                                                                       ----------------------------

Net cash provided by(used in) financing activities                         (339,483)        33,753
                                                                       ----------------------------


Effect of foreign currency exchange rate changes                             94,050        (55,164)
                                                                       ----------------------------

Net decrease in cash and cash equivalents                                (1,628,199)      (107,213)

Cash and cash equivalents
Beginning of period                                                       3,170,147      3,368,790
                                                                       ----------------------------

End of period                                                             1,541,948      3,261,577
                                                                       ============================

Income tax paid                                                              26,732          1,082
                                                                       ============================

Interest paid (received), net                                                39,001         (5,251)
                                                                       ============================

INTERCORP EXCELLE INC.

             INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                  Additional                  Cumulative
                                    Common         Paid-in       Treasury     Translation    Retained
                                     Stock         Capital        Stock       Adjustments    Earnings         Total
                                       $               $            $              $             $              $
Balance as of January 31, 1999     3,878,217       139,975          --         (487,521)     1,461,041      4,991,712
Foreign currency translation            --            --            --          162,990           --          162,990
Treasury Stock                          --            --         (98,536)          --             --          (98,536)
Net loss for the quarter                --            --            --             --           (3,809)        (3,809)
                                --------------------------------------------------------------------------------------

Balance as of April 30, 1999       3,878,217       139,975       (98,536)      (324,531)     1,457,232      5,052,357
Foreign currency translation            --            --            --         (135,693)          --         (135,693)
Treasury Stock                          --            --         (57,129)          --             --          (57,129)
Net income for the quarter              --            --            --             --           91,243         91,243
                                --------------------------------------------------------------------------------------

Balance as of July 31, 1999        3,878,217       139,975      (155,665)      (460,224)     1,548,475      4,950,778
Foreign currency translation            --            --            --          122,402           --          122,402
Treasury Stock                          --            --         (20,000)          --             --          (20,000)
Net income for the quarter              --            --            --             --           56,511         56,511
                                --------------------------------------------------------------------------------------

Balance as of October 31, 1999     3,878,217       139,975      (175,665)      (337,822)     1,604,986      5,109,691
                                ======================================================================================

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

I) Intangible Asset

Intangible asset represents the cost of acquiring the Canadian trademark, brandname and proprietary information of A-1(TM) Sauce business. It is being amortized over a period of 30 years.

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


Issued:                                 October 31, 1999       January 31, 1999
                                       -------------------- --------------------
                                                $                    $

4,107,500 Common shares                          3,878,217            3,878,217

1,399,750 Warrants                                 139,975              139,975
                                       -------------------- --------------------

                                                 4,018,192            4,018,192
                                       ==================== ====================

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

INTERCORP EXCELLE INC.
Notes to interim Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaided)


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

On September 8, 1999, the Board of Directors has approved to change the exercise price of existing outstanding stock options to $1.00.

Summarized below are options granted and outstanding as at October 31, 1999:

                                                                                    Expiry
Options granted to:                                                Options           Date
                                                                   -------           ----
Directors                                                             167,500     May 11, 2009
Key Employees And Independent Directors                                33,000   April 11, 2008

                                                               ---------------

Options outstanding as at January 31, 1999                            200,500
                                                               ---------------

Options granted during nine months ending October 31, 1999:

Independent Directors                                                  10,000   April 14, 2008

Employees                                                              24,500   April 15, 2009


Directors                                                              20,000   April 15, 2009
                                                               ---------------
Total options granted during  nine months
ending  October 31, 1999                                               54,500
                                                               ---------------

Total options outstanding as at October 31, 1999                      255,000
                                                               ===============

No options were granted or exercised in the quarter ended October 31, 1999.

INTERCORP EXCELLE INC.
Notes to interim Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaided)

e) Application of SFAS 123: Accounting for Stock-Based Compensation

       As all options granted are exercisable at the new price at $1.00 which fairly represents the prevailing market value at the Time of change, no stock-based compensation has been recognized in connection with these options.


3. Earnings Per Share

         Net Income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period. Fully diluted net income per share was the same as the basic net income per common share for the periods ended October 31, 1999 and 1998.


4. Treasury Stock

On March 1, 1999, the Board of Directors approved a company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at October 31, 1999, the company has repurchased 106,739 common shares at an average price of $1.65 for a total cost of $175,665.


5. Comprehensive Income(loss)

      The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                           October 31, October 31,
                                                               1999      1998
                                                                 $         $
Net income                                                    143,945    45,804
Other comprehensive income/(loss)                             122,402  (132,558)
                                                             ------------------

Comprehensive income (loss)                                   266,347   (86,754)
                                                             ==================

The components of accumulated other comprehensive income
/(loss) are as follows:
Accumulated other comprehensive loss, January 31, 1996                  (45,445)
Foreign currency translation adjustments for the year ended
January 31, 1997                                                         13,516
                                                                       --------
Accumulated other comprehensive loss, January 31, 1997                  (31,929)
Foreign currency translation adjustments for the year ended
January 31, 1998                                                       (247,005)
                                                                       --------
Accumulated other comprehensive loss, January 31, 1998                 (278,934)
Foreign currency translation adjustments for the year ended
January 31, 1999                                                       (208,587)
                                                                       --------
Accumulated other comprehensive losses, January 31,1999                (487,521)
Foreign currency translation adjustments for the quarter
ended April 30, 1999                                                    162,990
                                                                       --------
Accumulated other comprehensive losses, April 30, 1999                 (324,531)
                                                                       --------
Foreign currency translation adjustments for the quarter
ended July 31, 1999                                                    (135,692)
                                                                       --------
Accumulated other comprehensive losses, July 31, 1999                  (460,223)
Foreign currency translation adjustments for the quarter
ended October 31, 1999                                                  122,402
                                                                       ========
Accumulated other comprehensive losses, October 31, 1999               (337,821)
                                                                       ========

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

RESULTS OF OPERATIONS

         NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED OCT 31, 1998.

         Sales for the nine months ended October 31, 1999 were $10.8 million USD, a 21.6% increase over prior year revenues of $8.9 million USD. This increase reflected new listings of Renee's Gourmet(TM) regular branded products in Western Canada as well as sauces and marinades in the meat section of grocery stores in addition to a successful relaunch of Renee's Naturally Light(TM) nationally. As well, incremental unplanned sales of A1(TM) steak sauces starting August 1999 contributed to a significant boost in third quarter sales volumes by 46.5% over prior year. Retail Private Label and Food Service incremental new accounts nationally also contributed to the record third quarter result. Actual sales growth in Canadian dollars, net of foreign exchange differentials, reflected a higher growth rate of 26.4% of prior year for the nine months ended October 31, 1999.

         Gross profit for the same nine month period of $3.2 million slipped to 31.5% of net revenues, which was lower than the same period one year ago (33.2% of net revenues). This was attributed to higher cost of goods, primary ingredients and packaging, as well as finished good inventory reserves, in addition to an unfavorable mix towards lower margin Food Service business. Also, plant startup expenses associated with the launch of incremental Food Service pouch and four litre tub products had a negative impact on operational efficiency. Production volume increases over last year of 45- 50% were significantly higher than sales growth during the same time period, tracing to increased food service industrial and bulk pack business, as well as increased inventory stock positions to support sales activity.

         Selling and marketing expenses of $1.4million year to date, were higher in total dollar spend, but lower on a percentage of net sales than the first nine months of 1998, reflecting timing related support costs behind Renee's Gourmet(TM), and a sales mix towards Food Service private label and industrial business.

         General and Administrative expenses of $903,930 were $129,000 higher than prior year, due to higher legal, audit expenditures, investment relations support costs and administrative headcount and wage increases, primarily to support sales growth for the nine months ended October 31, 1999.

         On July 28, 1999 the Company completed an acquisition, purchasing the Canadian trademark and brand name A1(TM) sauce's from Campbell Soup Company Ltd. The total purchase price of $1.8 million in Canadian dollars, ($1.2 million
USD), was funded from current cash resources.

         Income before income taxes of $198,811, increased by $70,019 during the third quarter which was in line with the same period one year ago. Operating income also improved to $248,660, 21% higher than prior year results, tracing to strong third quarter results. This more than offset lower than anticipated gross margins and higher than expected administrative overhead expenses.

         The Company also reported a net translation loss of $49,849 on US funds converted from Canadian dollars for the first nine months of the current fiscal year. This reflects a stronger USD dollar in the third quarter, which reversed most of the translation loss reported during the first half of the year. (Although the company's functional currency is Canadian dollars, the majority of available cash funds are held in US dollars). This compares to a $116,615 USD translation gain for the first nine months of the prior year.

         Net income is $143,945 as compared to $219,421 for the prior year ended October 31, 1998. This lower than expected result is primarily due to translation losses reported during the first half of the year.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUE)

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net increase in cash from operations of $ 346,104 for the nine months ending October 31, 1999. The principal source of cash traced to net income generated, as well as an increase in accounts payable and accrued liabilities. This was partially offset by cash required to carry higher inventories and an increase in accounts receivable at the end of the period.

         Capital spending during the first nine months of 1999 reflected planned capital additions of $482,218. Capital additions in the current fiscal year to date were higher as compared to prior year, primarily as a result of planned capital additons activities.

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

         Other cash flows from investing activities during the first nine month's of this year included accelerated repayment of certain long term debt of $273,825 as well as a repurchase of 106,739 common shares under a stock repurchase program approved by the Company's Board of Directors March 1, 1999. At this time, the Company announced a program to buy back up to 250,000 common shares at a market price per share not to exceed $2.00 USD.

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

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

            EXPENSE                                            AMOUNT
            Underwriter's Discounts and Commissions               $512,247
            Expenses paid to or for the Underwriters               241,674
            Other expenses (1)                                     569,492
                                                           ================

            Total Expenses                                      $1,323,413
                                                           ================

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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

            ITEM                                         AMOUNT
            Purchase of Building                            $400,793
            Temporary Investments (2)                      1,496,617
            Purchase of A1 Sauce business                  1,246,652
            Repayment of Indebtedness                        655,000
                                                     ================

            Total Application of Net Proceeds             $3,799,062
                                                     ================

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

                         INTERCORP EXCELLE, INC.

                                                   /s/ ARNOLD UNGER
                                                   ----------------
                                                     ARNOLD UNGER
                                             CHIEF EXECUTIVE OFFICER AND
December 14, 1999        By:                       CO-CHAIRPERSON

                                                  /s/ RENEE UNGER
                                                  ---------------
                                                    RENEE UNGER
December 14, 1999        By:                PRESIDENT AND CO-CHAIRPERSON

                                                   /s/ FRED BURKE
                                                   --------------
                                                     FRED BURKE
                                           CHIEF FINANCIAL OFFICER, CHIEF
December 14, 1999        By:              OPERATING OFFICER AND SECRETARY