Form 10KSB
period 2000-01-31
INTERCORP EXCELLE INC
filed 2000-04-28
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

                         Commission File Number 1-13365

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

       Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

       The Company's sales for the year ended January 31, 2000 were $15,225,382

       As of April 27, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market last sale price of $1 on April 27, 2000) was approximately $4,000,000.

       As of April 27, 2000, there were 4,000,761 shares of the registrant's common stock outstanding.

PART I.

Item 1.  DESCRIPTION OF BUSINESS

Products

         The Company manufactures, markets and distributes over 200 products including salad dressings, dips, meat and steak sauces, marinades and mayonnaise. Renee's Gourmet(TM) refrigerated salad dressings and sauces as well as A1(TM) steak sauces are marketed throughout Canada. The Company distributes these lines of gourmet salad dressings and sauces to supermarkets, gourmet stores and specialty shops. Salad dressings, sauces, marinades and mayonnaise are also distributed under the brand name Excelle?and under private labels for both retail and food service establishments, including supermarkets, restaurants, hotels, and other institution's throughout Canada and the United States. Private label products are primarily sold under the supermarket's own name. The Company's private labels include "President's Choice" for Loblaw's Company Ltd., "Our Compliments" for Sobeys, as well as Shaw's, Wegman's, Giant Eagle and Fleming in the United States.

         All of the products in the Renee's Gourmet(TM) line are made primarily from natural ingredients and are preservative and MSG free. Certain of the Company's products are also designed to serve certain specific health conscience markets. For example, the Company markets products which are made without milk, sugars or vegetable oils for consumers who are lactose intolerant, diabetics, or allergy-prone. The Renee's Gourmet(TM) line includes Ranch, Caesar, Mighty Caesar, Chunky Blue Cheese, as well as more exotic flavors such as Cucumber and Dill, Poppy Seed, and Greek Feta. Renee's Gourmet(TM) Dressings have maintained the largest market share of any refrigerated salad dressing in Canada, according to AC Nielsen reports.

         The Company also distributes a line of low fat dressing, Renee's Gourmet(TM) Naturally Light(TM) intended for the growing diet and health conscience market. The low-fat line includes the flavour Ravin' Raspberry Japanese, Roasted Red Pepper and Spring Herb Garlic Vinegrettes. The Company also introduced a line of low-fat Renee's Gourmet(TM) sauces and meat marinades which include Creole Mustard, Tangy Thai, Pineapple Ambrosia, Mandarin Orange and Sesame Ginger.

         In July 1999, the Company acquired A1(TM) steak sauces for Canada, moving production into its facility in Toronto, Ontario, and markets two current flavours (Original and Zesty Tex Mex). The 172ml product is distributed to most major retail and food service customers across Canada.

         Excelle products are also made from premium ingredients. The Company produces many flavours of salad dressings, dips, sauces, marinades and mayonnaise, including products such as Peanut Satay, Spicy Thai, Honey Garlic, Roasted Red Pepper, and Hickory BBQ Sauces. The Company markets these products to supermarkets under the Excelle label as well as the supermarkets' own brand under private label arrangements.

         The Company also makes exclusive specialty dressings, sauces, marinades and mayonnaise for restaurants under their own names. Such products are made for distributors such as Serca, and restaurants across Canada such as Boston Pizza, The KEG, Mr. SUB, Kentucky Fried Chicken, and Prime (East Side Mario's, Red Devil, etc).

         The Company's products are sold to supermarkets in a variety of bottle sizes, one gallon containers, individual portions and pouches for food service establishments. Refrigerated salad dressings are sold in the produce section of supermarkets while Renees Gourmet(TM) branded sauces are located in the meat section. Management believes that it is an advantage to sell its products in both the produce and meat section's of the stores because fewer competing products are generally sold in those sections, and because such products naturally complement lettuce, other vegetables and meats. The products generally have a four to twelve month refrigerated shelf life.

         The Company adheres to strict quality standards and uses fresh, natural ingredients. The Company attracts customers by providing salad dressings, sauces and other products that have unusual combinations of flavors and taste ranges, which are not offered by competitors, and because of its focus on healthy products.


Manufacturing

         The Company manufactures all of its products at its Toronto, Ontario facility. The Company utilizes an integrated manufacturing process for its products which mixes the ingredients, bottles the dressings, applies the appropriate labels and seals the bottles for consumer protection. Because no preservatives are added to the branded salad dressings, they are refrigerated on-site immediately and remain refrigerated through their shipping and storage, until they are distributed to various supermarkets, gourmet stores or food service providers.

         The Company currently produces over 15,000,000 pounds of its products annually, while utilizing under 50% of its available manufacturing capacity. There are two complete production lines that run all of the bottled products. In addition, the Company has a one gallon line for food service and the capability to produce one and two quart pouches, one to three ounce portion packs, drums and large totes.

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


Advertising, Marketing and Distribution

         Management believes, based on the number of grocery stores chains and gourmet stores that carry its products, that the Renee's Gourmet(TM), A1(TM) are available in over 2,500 retail outlets.

         The Company utilizes its own marketing department as well as independent marketing agencies and brokers. The independent brokers generally are individuals and/or companies with well established connections to grocery and gourmet food stores, as well as other food service establishments including restaurants, hotels, hospitals, etc. Both retail and food service brokers receive a commission on sales of both private and branded label products. The brokers each receive a territory and are responsible to ensure that each product is properly code-dated and shelved.

         The Company markets and advertises all of its products through a combination of in-store demonstrations and promotional ads on racks, signs, and inside displays, national magazine ads, radio commercials, coupon circulars and food shows. The Company uses outside agencies in addition to its in-house marketing department. The Company's employees and its outside agencies conduct sales demonstrations and distribute point of sale materials, develop custom labels and designs for new Renee's Gourmet and A1(TM) product launches. The company also develop's and maintain's a "Renee's Gourmet(TM)" Website (www.Renees.com), as well as handling all customer relations and special events.

         The Company has been very successful marketing its products including those sold under private label agreements, and hopes to continue to meet the reputation that it believes it has gained in the industry for its quality private label products and services. The Company is currently aggressively pursuing the U.S. market for its branded Renee's Gourmet(TM) products, in addition to private label.


Competition

         The salad dressing market is highly competitive. The Company competes with refrigerated dressings as well as shelf-stable products. Outside the refrigerated sector of the industry, Kraft, Select, Hidden Valley and Lighthouse, remain large competitors in the retail section. While the Company does produce shelf-stable products under the Excelle label and for private labels and food service, it is not a significant competitor in this area.

         The Company's branded products compete with other larger and better capitalized food companies that manufacture refrigerated dressings, sauces and marinades. The larger competitors who also place their products in the refrigerated produce or dairy sections in the United States include Marie's brand salad dressings, T. Marzetti's, Lighthouse, and Naturally Fresh, which comprise the majority of the United States Market. The Company believes that its competitive standing in the refrigerated section in Canada is maintained by its ability to respond more quickly and more individually to customers' needs than its larger competitors.

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

Awards and Merits

         The Company is constantly being recognized for developing innovative new products and for its continued successes in the Canadian marketplace. The Company has been awarded medals for success in Small Business and Entrepreneurship as well as for best new product in various food categories, including the prestigious Grand Prix award in May 1999 for its Renee's Gourmet(TM) Naturally Light(TM) Sauces as best new condiment. In 1996, the Company was a finalist in the Financial Post's "Top 50 Best Managed Companies" in Canada, and in 1997 it received an Award of Merit for business excellence from the Chamber of Commerce.

New Product Development

         The Company is constantly evaluating potential new products in order to expand its line of products. The Company is reformulating recipes to develop new flavors. Over the past two years, the Company developed the Renee's Gourmet(TM) Naturally light(TM) line which is low in fat and calories to appeal to the growing weight and health conscious market and introduced Renee's Gourmet(TM) brand marinades and meat sauces in 1998. In addition, the Company acquired the Canadian A1(TM) steak sauces operation this year, and intends to continue to make acquisitions of complementary companies or purchase the rights to distribute or manufacture complimentary products to utilize available production capacity.

Patents and Trademarks

         The Company holds trademarks in Canada, on Renee's Gourmet(TM), Renee's Gourmet Naturally Light(TM), and A1(TM) steak sauce. In addition, the Company holds the trademark for Renee's Gourmet(TM) in the USA. The Company believes that its trademarks have significant value and are an important factor in the marketing of its products. The Company does not hold any patents on its recipes or manufacturing processes. Management believes that it provides better protection of its recipes and its market position from competitors by not patenting them, thereby keeping them secret. Management also believes that its unique modifications and improvements to its manufacturing processes are more appropriately protected by remaining a trade secret rather than applying for a patent. The Company requires all of its employees to execute confidentiality agreements.


Employees

         As of January 31, 2000, the Company employs 62 persons, which includes 3 senior executives, 12 managers, 19 support staff and 28 full-time non-unionized hourly laborers. The Company has no unionized employees and believes that its relationship with its employees is good.

Business System Implementations and Uncertainty due to the Year 2000

Starting November 1999, the Company successfully implemented a new integrated MRP system to run its manufacturing operations. This company wide installation ensured Y2K readiness and currently all significant business systems are functioning effectively.

Although the change in date to the Year 2000 has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the company, including those related to customers, suppliers, or other third parties have been fully resolved.


Item 2.  Description of property

The Company owns a 75,000 square foot facility located in Toronto, Ontario. This plant houses the Company's complete production facilities, warehouse and gymnasium-sized coolers for storage, a research and development department which includes a full lab, a shipping and receiving department, order desk, customer service department and executive offices. Management believes that this space is adequate for its production needs in the foreseeable future.


Item 3. Legal Proceedings

         The Company is not aware of any material legal proceedings now pending or threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Nasdaq SmallCap market under the symbol "RENE". The following table sets forth the high and low bid prices of the Company's common stock during each quarter for the last 2 fiscal years through the first quarter of fiscal year 2001:

                                                        COMMON STOCK
                                                 ------------------------
                                                   HIGH              LOW
FISCAL 1999
First quarter                                     $5 3/4          $4 7/8
Second quarter                                     7 1/4           5 1/2
Third quarter                                      7 1/2           1 5/8
Fourth quarter                                     4 13/16         1 5/8

FISCAL 2000
First quarter                                     $3 1/8          $  5/8
Second quarter                                     1 13/16           7/8
Third quarter                                      1 13/16           3/8
Fourth quarter                                     1 5/16          1 11/16

FISCAL 2001
First(February 1, 2000 through April 27, 2000)    $2 1/4          $ 1.00


         On April 27, 2000, the Common Stock had a closing bid price of $1.00. The Company has not paid dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company.

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

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

EXPENSE                                                AMOUNT

Underwriter's Discounts and Commissions             $  512,247
Expenses paid to or for the Underwriters               241,674
Other expenses                                         569,492
                                                    ----------

Total Expenses                                      $1,323,413
                                                    ==========

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

  The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

ITEM                                                           AMOUNT

Purchase of Building                                         $  404,444
Acquisition of A1 sauces business                             1,290,332
Capital expenditure (net of capital loans)                      885,791
Short term investments (2)                                    1,218,495
                                                              ---------
Total Application of Net Proceeds                             3,799,062
                                                              =========

(2)      Money market investments

         Short term invenstments represent term deposits with the Company's bank for maturity terms less than 3 months.

         The application of the net proceeds to date is not a material change in the use of proceeds described in the prospectus in the Registration Statement.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The salad dressing and sauce markets are highly competitive, for both refrigerated and non-refrigerated products, and consist of North American manufacturers, most of whom are larger with greater resources. Product availability, diverse distribution channels, and the ability to offer consistent product quality at competitive prices are key factors.

         The Company's future success as a manufacturer and merchandiser of high-quality salad dressings, sauces, dips and marinades will be influenced by several factors. These include the ability of the Company to efficiently meet production, quality and taste requirements of its customers, management's ability to evaluate the public's quality and taste requirements and to achieve market acceptance of its dressings. Further factors impacting the Company's operations include increases in expenses associated with continued sales growth, the ability of the Company to control fluctuating commodity costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new products given strong competitive pressures. Quality control as well as use of natural ingredients are also essential to the Company's success.

         The Company's customer base is divided among retail branded, retail private label customers, and food service establishments. No one account represents more than 10% of the Company's sales. However, the company does face increasing challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. These include a 1998 merger of National Grocer's with Provigo (to form Loblaw's Company Ltd.), and Sobeys with Oshawa Foods (Sobeys Canada Inc.). The Company has contracts with a number of private label accounts, including Scotts/Kentucky Fried Chicken, Serca, The KEG, and Mr. SUB in Canada, as well as Shaws, Giant Eagle, Fleming and Wegman's in the United States.


Results of Operations

         Fiscal Year ended January 31, 2000 compared to the fiscal year ended January 31, 1999.

         Gross Sales for the year ended January 31,2000 were CDN$22.5million (USD$15.2million), which represented 27.1% increase over prior year Sales of CDN$17.7million (USD$11.9million). This increase traced to growth from all three major business segments (Retail branded, Retail Private Label, Food Service), in addition to incremental unplanned sales of A1(TM) steak sauces (acquired thru purchase of the trademark and manufacturing rights in July 1999). The Company also obtained new listings of Renee's Gourmet(TM) salad dressings in Western Canada markets and had continued growth of Renee's Gourmet Naturally Light? dressings as well. Food service generated incremental branded and private label business (Mr. SUB, The KEG, Serca), in all markets while retail private label business also expanded in the United States (Fleming) and across Canada.

Gross Sales                                      Gross Sales by Major Business Segment
(In CDN$'000)                           ----------------------------------------------------
Business Segment                          2000                    1999                 1998
--------------------------------------------------------------------------------------------
RETAIL RENEE'S Gourmet(TM)               $9,866                  $7,645               $6,793
--------------------------------------------------------------------------------------------
A1(TM)STEAK SAUCE (note a)                  400                       0                    0
--------------------------------------------------------------------------------------------
RETAIL PRIVATE LABEL                      4,181                   3,870                3,565
--------------------------------------------------------------------------------------------
FOOD SERVICE                              8,056                   6,211                5,532
--------------------------------------------------------------------------------------------
TOTAL BUSINESS (Cdn $)                   22,503                  17,726               15,890
--------------------------------------------------------------------------------------------
TOTAL BUSINESS (US $)                    15,225                  11,939               11,441
--------------------------------------------------------------------------------------------

Note a: Sales of A1(TM) steak sauces are generated from August 1999 to January 31, 2000.

                                        Gross Sales by Major Business Segment
                                        -------------------------------------
Geographical Segment                      2000           1999          1998
----------------------------------------------------------------------------
Canada                                  $20,941        $16,086       $14,896
----------------------------------------------------------------------------
United States of America                  1,562          1,640           994
----------------------------------------------------------------------------
Total business ($CDN)                    22,503         17,726        15,890
----------------------------------------------------------------------------
Total business ($US)                    $15,225         11,939        11,441
----------------------------------------------------------------------------

         Gross profits for the year ended January 31, 2000 of USD$4.5million improved by USD$.7million (primarily due to sales volume increases) and, at 31.2% percent of net Sales, compared unfavorably to prior year at 33.3%. This is attributed to a mix of lower margin Food Service business and increased direct labour, packaging, distribution and operating factory overhead expenses. This was only partially offset by the impact of lower contracted prices for oil, and other primary ingredients, including dry sugar and eggs. The Company chose to maintain its product price during the fiscal year, to offset justified cost increases.

         Total selling and marketing expenses of USD$2.0million (14.2% of net Sales), for the fiscal year, were slightly lower than prior year percent of net Sales. This was in line with the Company's continued strategy to invest in the growth of branded business thru a combination of increased print advertising, in-store demonstrations, couponing and other consumer related promotions. The company also added sales staff resources to handle increased representation at Food Shows across North America and future opportunities. These increased expenditures were offset by a focused effort to reduce expenses of code dated product returns, primarily on branded products.

        General and Administrative expenses of USD$1.3million (8.5% of net Sales), were in line with prior year's general and administrative expenses. The Company continued its investment in research and development resources to support both incremental sales generated and future business opportunities.

        Operating income increased by $106,000, or 30.8% versus prior year, to USD$450,335 for the twelve months ended January 31, 2000. This improvement is directly as a result of continued sales growth and associated margin, which more than offset increases in selling and marketing expenses necessary to support that growth.

               The Company has recorded an exchange loss of USD$55,652 compared to gain of USD$83,405 in the prior year primarily due to loss on conversion of USD to CDN at overall stronger CDN Vs. USD during the fiscal period. The Company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

         Net income was USD$308,191 for the year ending January 31,2000. Despite the Canadian dollar's depreciation versus the US dollar thruout 1998 (versus previous year), the Company generated earning per share of .08cents versus
 .07cents per share for the prior year.

Fiscal Year ended January 31, 1999 compared to the fiscal year ended January 31, 1998.

         Gross Sales for the year ended January 31,1999 were CDN$17.7million (USD$11.9million), which represented 11.1% increase over prior year revenues of CDN$15.9million (USD$11.4million). This increase traced to growth of Renee's Gourmet(TM) and Renee's Gourmet Naturally Light(TM) dressings as well as the launch of Renee's Gourmet(TM) sauces and marinades in the meat section of supermarkets across Canada. As well, food service branded and private label business in all markets generated growth in Canada while retail private label business also grew incrementally in the United States (Shaws, Wegman's, Giant Eagle).

         Gross profits for twelve months ended January 31, 1999 of USD$3.7million was 33.3% percent of net revenues, slightly favorable to 32.7% for prior year. This positive change can be attributed to improvements in operational efficiency, which moderated the impact of packaging and other primary ingredient price changes, as well as lower contracted prices for oil and direct labour. Gross Profits were not materially affected by selling price increases during 1999 or prior year.

         Total selling and marketing expenses of USD$1.6million for fiscal year 1999, were only marginally higher than prior year. This reflected a strategy to invest in the growth of branded business through a combination of increased print advertising, in-store demonstrations, couponing and other consumer related promotions. General and Administrative expenses of USD$1.3million increased by USD$368,726 over prior year due to increased overheads for supporting business growth.

         Opearting income was USD$344,093 for the twelve months ended January 31, 1999. This result was 7.1% ahead of reported income in the prior year.

               The Company also recorded a favorable USD$83,405 translation gain on US funds converted from Canadian dollars as at the end of 1999, which was substantially lower than the gain reported in prior year. The company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

         Net income was USD$283,852 for the year ending January 31, 1999. The Company generated earnings per share of .07cents, which was .03cents lower than prior year.

Liquidity and Capital Resources

         The Company reported a net decrease in cash flow of USD$1.4million for the fiscal year ending January 31, 2000. This reflected primarily the acquisition of A1(TM) steak sauces of $1.3million mid year, which was funded entirely from available cash resources from the Company's I.P.O. This was partially offset by an increase in cash from operating activities of USD$543,753, which traced to net income and an increase in accounts payable and accrued liabilities. This was offset by an increase in account's receivables, and inventory at year end. Excess cash balances were used to reduce bank indebtedness during the fiscal year as well as repayments of existing bank loans.

         Cash flows used in investing activities during the twelve months ending January 31, 2000 of USD$1.8million were used primarily for the A1(TM) acquisition, as well as processing equipment capital additions for the operating company. The Company's financing activities generated a negative cash flow of USD$302,916. Repayments of long term debt during the year were more than offset by additional bank financing on capital assets purchased. As well, the Company repurchased 129,000 of its shares during the fiscal year for a total of $199,624
- as part of a share repurchase program approved by its Board of Directors in April 1999.

               The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is still the Company's intention to utilize remaining proceeds from its initial public offering to aggressively secure synergistic acquisitions that would utilize currently available capacity. The Company also intends to support its branded Renee's Gourmet(TM) and A1(TM) businesses through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants. The Company has during the fiscal year, secured from National Bank of Canada, a total credit and standby facility of USD$3.1M for the purpose of meeting daily business operations need and financing capital purchases requirement. As of end of January 2000, total utilisation amounted to $ 150,000.


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

(b) Reports on Form 8-K.

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERCORP EXCELLE INC.

April , 2000

By: ARNOLD UNGER

/s/ Arnold Unger
----------------------
Arnold Unger
Co-Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                                Position                                                                Date
----                                --------                                                                ----
/s/ Renee Unger                     Co-Chairman and President                                           April 27, 1999
-----------------
    Renee Unger

/s/ Arnold Unger                    Co-Chairman and Chief Executive Officer                             April 27, 1999
-----------------
    Arnold Unger

/s/ Fred Burke                      Director, Chief Operating Officer, Chief Financial                  April 27, 1999
-----------------                   Officer
    Fred Burke

/s/ Lori Gutmann                    Director                                                            April 27, 1999
-----------------
    Lori Gutmann

/s/ Alysse Unger                    Director                                                            April 27, 1999
-----------------
    Alysse Unger

/s/ John Rothschild                 Director                                                            April 27, 1999
-----------------
    John Rothschild

/s/ Taketo Murato                   Director                                                            April 27, 1999
-----------------
    Taketo Murato

/s/ Karen Unger                     Director                                                          January 15, 2000
-----------------
    Karen Unger

                             INTERCORP EXCELLE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JANUARY 31, 2000 AND 1999
                         TOGETHER WITH AUDITORS' REPORT



TABLE OF CONTENT

Report of Independent Auditors                                      F-1

Consolidated Balance Sheets                                         F-2-3

Consolidated Statements of Income                                   F-4

Consolidate Statements of Cash flow                                 F-5

Consolidated Statements of Changes in Stockholders' Equity          F-6

Notes to Consolidated Financial Statements                          F-7-19

                         REPORT OF INDEPENDENT AUDITORS

       To the Board of Directors and Stockholders of Intercorp Excelle Inc.

       We have audited the accompanying consolidated balance sheets of Intercorp Excelle Inc. (incorporated in Canada) as at January 31, 2000 and 1999 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years ended ended January 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at January 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance With generally accepted accounting principles and standard in Canada, they may not satisfy the Reporting requirements of Canada Statutes and regulations.



Toronto, Ontario
March 16, 2000
                               Chartered Accountants

/s/ Schwartz Levitsky  Feldman   LLP
------------------------------
1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

Item 1. Financial Statements

                             INTERCORP EXCELLE INC.
                           Consolidated Balance Sheets
                                As at January 31
                        (Amounts expressed in US Dollars)

                                                       2000            1999

                                                         $                $
                                     ASSETS
CURRENT ASSETS
Cash and short term investments                       1,749,012       3,170,147
Accounts receivable (note 3)                          1,332,659         784,979
Investment tax credit recoverable                        99,230          51,406
Inventory (note 4)                                    1,527,818       1,041,310
Income tax recoverable                                                   16,258
                                                         35,043
Prepaid Expenses And sundry assets                       77,847         141,468
                                                      -------------------------

Total Current Assets                                  4,821,609       5,205,568

PROPERTY, PLANT AND EQUIPMENT (note 5)                3,546,530       2,951,207
INTANGIBLE ASSET (note 6)                               828,042               -
                                                      -------------------------

Total Assets                                          9,196,181       8,156,775
                                                      =========================

                             INTERCORP EXCELLE INC.
                           Consolidated Balance Sheets
                                As at January 31
                        (Amounts expressed in US Dollars)

                                                                                  2000              1999

                                                                                    $                 $
                                   LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        2,029,487         1,216,681
Current portion of long term debt                                                 227,335           309,817
Current portion of mortgage payable                                                48,316            46,351
                                                                                ---------------------------

                                                                                2,305,138         1,572,849
LONG TERM DEBT (Note 8)                                                           409,039           480,256
MORTGAGE PAYABLE (Note 9)                                                         809,290           822,739
NOTES PAYABLE                                                                      34,511                 -
DUE TO DIRECTORS (Note 10)                                                        125,775           120,662
DEFERRED INCOME TAXES                                                             198,478           168,557
                                                                                ---------------------------

Total liabilities                                                               3,882,231         3,165,063
                                                                                ---------------------------


                              STOCKHOLDERS' EQUITY

COMMON STOCK (Note 11)                                                          3,344,522         3,878,217
ADDITIONAL PAID IN CAPITAL (Note 11)                                              505,496           139,975
RETAINED EARNINGS                                                               1,769,232         1,461,041
TREASURY STOCK                                                                    (35,543)                -
CUMULATIVE TRANSLATION ADJUSTMENTS                                               (269,757)         (487,521)
                                                                                ---------------------------

Total Stockholders' Equity                                                      5,313,950         4,991,712
                                                                                ---------------------------

Total Liabilities and Stockholders' Equity                                      9,196,181         8,156,775
                                                                                ===========================

                             INTERCORP EXCELLE INC.
                        Consolidated Statements Of Income
                         For the years ended January 31
                        (Amounts expressed in US Dollars)

                                                      2000               1999                1998
                                                        $                   $                  $

GROSS SALES                                         15,225,382          11,938,764         11,440,643
Trade Expenditures                                   1,160,434             830,473            881,087

                                                    --------------------------------------------------

NET SALES                                           14,064,948          11,108,291         10,559,556

Cost of sales                                        9,613,016           7,410,898          7,106,749
                                                    --------------------------------------------------

GROSS PROFIT                                         4,451,932           3,697,393          3,452,807
                                                    --------------------------------------------------

EXPENSES
Selling and Marketing                                1,959,473           1,615,817          1,529,834
General & Administrative                             1,271,928           1,270,472            901,746
Research & Development Costs (note 12)                 231,446             161,728            179,115
Financial (net of interest income)                      39,834              10,588            208,330
Amortization (note 17)                                 498,916             294,695            312,578
                                                    --------------------------------------------------

TOTAL OPERATING EXPENSES                             4,001,597           3,353,300          3,131,603
                                                    --------------------------------------------------

OPERATING INCOME                                       450,335             344,093            321,204

Gain/(loss) on foreign exchange                       (55,652)              83,405            148,175
                                                    --------------------------------------------------
 INCOME BEFORE INCOME TAXES                            394,683             427,498            469,379
Income Taxes (note 13)                                  86,492             143,646            136,201
                                                    --------------------------------------------------

NET INCOME                                             308,191             283,852            333,178
                                                    ==================================================

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
                                                          0.08                0.07               0.10
                                                    ==================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             4,014,798           4,092,897          3,327,534
                                                    ==================================================

                             INTERCORP EXCELLE INC.
                      Consolidated Statements Of Cash Flows
                         For the years ended January 31
                        (Amounts expressed in US Dollars)

                                                                             2000            1999             1998

                                                                                $               $                $

Cash flows from operating activities:
Net Income                                                                   308,191         283,852          333,178
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                           498,916         294,695          312,578
      Loss on disposal of equipment                                          (5,968)         (5,247)          (6,823)
      Increase in accounts receivable                                      (504,250)       (137,964)        (173,363)
      Increase/(decrease) in investments tax credits                        (44,744)        (19,533)          142,124
      Increase in inventory                                                (433,637)       (278,949)        (122,959)
      Decrease/(increase) in prepaid expenses                                 68,242       (105,413)           32,963
      Increase in accounts payable and accrued liabilities                   652,415         193,211          408,320
      Change in income tax recoverable/payable                              (17,739)          13,923         (33,450)
         Increase in deferred income tax                                      22,327          37,642           25,585
                                                                         --------------------------------------------
Total adjustments                                                            235,562         (7,635)          584,975
                                                                         --------------------------------------------

Net cash provided by operating activities                                    543,753         276,217          918,153
                                                                         --------------------------------------------

Cash flows from investing activities:
        Proceeds from disposal of equipment                                     812          14,015           14,366
        Purchase of property, plant and equipment                          (476,072)       (360,714)      (2,087,482)
        Acquisition of A1 Sauce                                           1,290,332)               -                -
                                                                         --------------------------------------------
                                                                         (1,765,592)       (346,699)      (2,073,116)
                                                                         --------------------------------------------

Cash flows from financing activities
        Repayment of bank indebtedness                                             -               -        (277,439)
        Mortgage borrowings                                                        -               -        1,005,602
        Mortgage repayments                                                 (47,361)        (45,695)         (12,569)
        Proceeds from long term debt                                        145,178         317,410          165,843
        Repayment of long term debt                                        (234,938)       (360,343)        (266,087)
        Notes payable on acquisition of A1 Sauces business                    33,829               -                -
        Proceeds from additional paid in capital                                   -               -          139,975
        Net proceeds from issuance of common stock                                 -         113,750        3,764,087
        Repurchase of common shares                                        (199,624)               -                -
                                                                         --------------------------------------------
Net cash provided by(used in) financing activities                         (302,916)          25,122        4,519,412
                                                                         --------------------------------------------



Effect of foreign currency exchange rate changes                             103,620       (153,283)        (171,996)
                                                                         ============================================

Net increase/(decrease) in cash and cash equivalents                      (1,421,135)       (198,643)        3,192,453

Cash and cash equivalents
Beginning of year                                                          3,170,147       3,368,790          176,337
                                                                         --------------------------------------------
End of year                                                                1,749,012       3,170,147        3,368,790
                                                                         ============================================

Income tax paid (recovered)                                                   35,240          70,997        (128,269)
                                                                         ============================================

Interest paid (received), net                                                 39,834          10,588          208,330
                                                                         ============================================


                             INTERCORP EXCELLE INC.
                 Consolidated Statements of Stockholders' Equity
                         For the years ended January 31,
                        (Amounts expressed in US Dollars)

                                                  Additional                      Cumulative
                                    Common          Paid-in       Treasury       Translation        Retained
                                     Stock          Capital         Stock        Adjustments        Earnings          Total
                                       $               $              $               $                 $               $
Balance as of January 31, 1997          380               -             -           (31,929)         844,011         812,462
Issuance of common stock          3,764,087               -             -                 -                -       3,764,087
Issuance of warrants                                139,975                                                          139,975
Foreign currency translation              -               -             -          (247,005)                -      (247,005)
Net income for the year                   -               -             -                 -           333,178        333,178
                                 --------------------------------------------------------------------------------------------

Balance as of January 31, 1998    3,764,467         139,975             -          (278,934)       1,177,189       4,802,697
Issuance of common stock
pursuant to exercise of stock
options                             113,750                                                                          113,750
Foreign currency translation              -               -             -          (208,587)              -        (208,587)
Net income for the quarter                -               -             -                 -          283,852         283,852
                                 --------------------------------------------------------------------------------------------

Balance as of January 31, 1999    3,878,217         139,975             -          (487,521)       1,461,041       4,991,712
Repurchase of 129,298 common
shares                                                          (203,717)                 -                -       (203,717)
Cancellation of 106,739 common
shares                            (533,695)         365,521       168,174                                                  -
Foreign currency translation                                                         217,764                         217,764
Net income for the year                   -               -             -                  -         308,191         308,191
                                 --------------------------------------------------------------------------------------------

Balance as of January 31, 2000    3,344,522         505,496      (35,543)          (269,757)       1,769,232       5,313,950
                                 ============================================================================================

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

         The consolidated financial statements include the accounts of Intercorp Excelle Inc. ("the Company") and its wholly owned subsidiary, Intercorp Excelle Foods Inc. The Company was incorporated on April 18, 1997. All significant transactions and balances among the consolidated entities have been eliminated in the preparation of these consolidated financial statements.

b) Principal Activities

The company is principally engaged in the production of food products in Canada and its distribution in Canada and the U.S.

c) Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand,amount due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

d) Other Financial Instruments

         The carrying amount of the Company's accounts receivable and payable approximates fair value because of the short maturity of these instruments.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


e) Long-term Financial Instruments

         The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

f) Inventory

         Inventory is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis.

g) Property, Plant and Equipment

         Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:


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

Amortization for assets acquired during the period are recorded at one-half of the indicated rates.

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

i) Intangible Asset

Intangible asset represents the cost of acquiring the Canadian trademark, brand name and proprietary information of A-1(TM) Sauce business. It is being amortized over a period of 30 years.

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

m)     Accounting Changes (continue)

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

       In 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealized appreciation (depreciation) of securities and foreign currency translation adjustments. SFAS 131 established new standards for reporting operating segments, products and services, geographic areas and major customers. Segments are defined consistent with the basis management used internally to assess performance and allocate resources.

       On March 4, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for finaicial statements for years beginning after December 15, 1998. In 1999, the Company adopted the new requirements of the SOP which did not have significant effect on net earnings during 1999.

       In June 1998 SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" was issued, to be effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments or hedging activities therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

n)     Earnings per share

       The Company's basic earnings per share calculations are based upon the weighted average number of shares of common stock outstanding during each period. The number of shares outstanding for the computation of fully diluted earnings per share is calculated based upon the application of the treasury stock method for outstanding options and warrants.

       Fully diluted earnings per share was the same as basic net income per common share for fiscal 2000.


2   BANK INDEBTEDNESS

       Bank indebtedness bears interest at the bank's prime rate plus 1% per annum and represents an operating loan which revolves in multiples of $10,000. The bank indebtedness is secured by an assignment of book debts, a general security agreement, a fixed charge on equipment, a pledge of inventory, assignment of fire insurance, and a postponement of amounts due to directors.

       The Company has a credit operating line of $0.7M, as part of a total banking facilities of $3.1M. As at end of the fiscal year, the Company has no outstanding balance in the credit operating line.

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

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)




3. ACCOUNTS RECEIVABLE

                                                         2000         1999

                                                           $            $
Accounts receivable                                   1,347,637      791,601
Less: Allowance for doubtful accounts                  (14,978)      (6,622)
                                                     -----------   ----------

Accounts receivable                                   1,332,659      784,979
                                                     ===========   ==========



4. INVENTORY

Inventory comprised the following:

                                                         2000         1999
                                                           $            $
Raw materials                                           504,595      333,934
Work in progress                                         27,956            -
Finished Goods                                          995,267      707,376
                                                     ------------------------

Inventory                                             1,527,818    1,041,310
                                                     ========================



5. PROPERTY, PLANT AND EQUIPMENT
                                                        2000         1999
                                                          $            $

Cost:
Land                                                    507,316      486,690
Building                                                863,445      828,341
Equipment                                             4,006,720    2,999,177
Leasehold improvements                                  350,100      319,949
Vehicle                                                  54,547       52,329
Computer equipment                                      133,851      130,162
Office furniture                                         96,006       87,700
Computer software                                       137,413       69,804
                                                     ------------------------

                                                      6,149,398    4,974,152
                                                     ------------------------

Accumulated amortization:
Building                                                 75,651       41,086
Equipment                                             2,097,405    1,659,789
Leasehold improvements                                  172,723      147,677
Vehicle                                                  49,653       45,623
Computer equipment                                       90,406       72,127
Office furniture                                         63,970       54,238
Computer software                                        53,060        2,405
                                                     ------------------------

Accumulated amortization                              2,602,868    2,022,945
                                                     ------------------------

Net                                                   3,546,530    2,951,207
                                                     ========================

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


6) INTANGIBLE ASSET

                                                                                                    2000          1999
                                                                                                       $            $
Cost                                                                                             842,077            -
Accumulated amortization                                                                        (14,035)            -
                                                                                               ---------------------------

Net                                                                                              828,042            -
                                                                                                ==========================



7.) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                                 2000               1999
                                                                                                   $                  $
Trade payables                                                                                   862,759            895,430
Accrued liabilities                                                                            1,166,728            321,251
                                                                                               ----------------------------

Accounts payable and accrued liabilities                                                       2,029,487          1,216,681
                                                                                               ============================


8.)LONG-TERM DEBT

                                                                                               2000                  1999
                                                                                                 $                     $

a.)      Ontario Development Corporation loans

         Onatrio Development Corporation loan under the Food Industry Financial                        -            106,896
         Assistance Program.  Repaid in full during the year

b.)      Capital loans

         Capital loans, repayable monthly, $2,531 principal plus interest at the Cdn
         bank's prime rate plus 11/2% per annum, due June, 2001 (Note 8e)                         43,024             70,409

         Capital loans, repayable monthly, $2,588 principal plus interest at the Cdn
         bank's prime rate plus 11/2% per annum, due November, 2002 (Note 8e)                     55,886             83,410

         Capital loans, repayable monthly, $7,662 principal plus interest at the Cdn
         bank's prime rate plus 3/4% per annum, due August, 2002 (Note 8e)                       256,249            334,062

         Capital loans, repayable monthly, $3,693 principal plus interest at the bank's
         prime rate plus 3/4% per annum, due July, 2002 (Note 8e)                                145,453            182,053

         Capital loans, repayable monthly, $2,468 principal plus interest at the Cdn
         bank's prime rate plus 3/4% per annum, due May, 2004 (Note 8e)                          135,762                  -

         Accounts payable under settlement agreements, non-interest bearing.  Repaid in
         full during the year                                                                          -             13,243

                                                                                           ---------------------------------

                                                                                                 636,374            790,073

         Less: Current portion                                                                   227,335            309,817
                                                                                           ---------------------------------

                                                                                                 409,039            480,256
                                                                                           =================================


INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


8.) LONG-TERM DEBT - cont'd

    c) Bank term loans are secured by the security as described in note 2.

    d) Ontario Development Corporation loans are secured by a first and fixed mortgage charge on specific equipment and a floating charge on all other assets.

    e) Capital loans are secured by a registered general assignment of book debts providing a first charge over accounts and other receivables, general security assignment, Section 427 security, assignment of fire insurance on the business assets, subordination and postponement of claim to the bank of all loans, advances and accrued interest payable to shareholders, directors and related parties and priorities agreement between the bank and Ontario Development Corporation.

 f) Future principal payment obligations are as follows:

2001                      $ 227,335
2002                        203,384
2003                        146,239
2004                         42,136
2005                         17,280
                         ----------
                          $ 636,374
                         ==========



9.)  MORTGAGE PAYABLE

         The mortgage payable is due on demand and is secured by a fixed charge over the land and building, assignment of fire insurance and a general security agreement providing a first floating charge over the Company's assets. The loan is repayable in monthly payments of $4,026 principal plus interest at the Cdn bank's prime rate plus 3/4% per annum, due October, 2002.

Future principal payment obligations are as follows:

2001                       $ 48,316
2002                        809,290
                         ----------
                          $ 857,606
                         ==========





10.) DUE TO DIRECTORS

         The amounts due to directors are unsecured, bear interest at the directors' effective borrowing rate, are without any specific repayment terms, and are not expected to be repaid prior to February 1, 2002.

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


11.) Stockholders' Equity

a) Authorized

         An unlimited number of common and preference shares.

         The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.

Issued:

                                                          2000          1999
                                                           $             $

4,000,761 (4,107,500 common shares in 1999)            3,344,522     3,878,217
                                                      ========================


Common shares issued comprised of:

                                                        2000                                      1999
                                                 -----------------------------------------------------------------------

                                                     Shares                   $             Shares                    $

Initial subscription                                    300                 220                300                  220
Share purchase acquisition                        2,899,700                 160          2,899,700                  160
Private placement bridging finance                  175,000              87,500            175,000               87,500
Initial public offering                           1,000,000           5,000,000          1,000,000            5,000,000
Share issuance costs                                      -         (1,323,413)                  -          (1,323,413)
Exercise of stock options                            32,500             113,750             32,500              113,750
Retirement of shares                              (106,739)           (533,695)                  -                    -
                                                 -----------------------------------------------------------------------

                                                  4,000,761           3,344,522          4,107,500            3,878,217
                                                 =======================================================================


b) ADDITIONAL PAID IN CAPITAL:

Additional Paid in Capital comprised of:

                                                                         2000                              1999
                                                             -----------------------------     -----------------------------

                                                                  Shares                $           Shares                $

1,399750 Warrants outstanding                                  1,399,750          139,975        1,399,750          139,975
Excess of purchase price over original stated value of
common shares of 106,739 treasury stock retired                        -          365,521                -                -
                                                             -----------------------------     -----------------------------

                                                               1,399,750          505,496        1,399,750          139,975
                                                             =============================     =============================

c) Purchase Warrants

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

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)

c) Purchase Warrants (continued)

         The Warrants may be redeemed by the company at any time and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq SmallCap Market, or the last sale price per share of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 20 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

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


    d) Bridge Warrants

         In May, 1997, the company issued an aggregate of 175,000 Warrants (the "Bridge Warrants"). The Bridge Warrants entitle the holder to purchase one share of common stock for $3.75 per share for a period of four years. Bridge Warrants are exchangeable at the option of the holder for a like number of warrants with identical terms as the Warrants.

e) Stock Option Plan

         In May, 1997, the board of directors and shareholders adopted the Intercorp Excelle Inc. Stock Option Plan (the "1997 Plan"), pursuant to which 500,000 shares of common stock are reserved for issuance. The 1997 Plan is administered by the compensation committee or the board of directors, who determine those individuals who shall receive options, the time period during which the options may be partially or fully exercised,the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

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

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)

e)  Stock Option Plan (continued)

In May 1999, the Board granted 10,000 options under the 1997 Plan to two of the Company's independent Directors. 40% of the options are immediately exercisable, an additional 30% become exercisable after March 2, 2000 and all the options are exercisable after March 2, 2001. In April 1999, the Board granted 26,500 options to employees and 20,000 options to five directors under the 1997 Plan. All options are exercisable immediately.

On September 8, 1999, the Board of Directors has approved to change the exercise price of existing outstanding stock options to $1.00.

Activity in the stock option plan for the year is summarised below:

Options granted to:                                                            Weighted Average
                                                               Options          Exercise Price
                                                                  $                      $
Directors                                                       167,500                   1.00
Key employees                                                    23,000                   1.00
Independent Directors                                            10,000                   1.00
                                                             ----------------------------------

Options outstanding at February 1, 1999                         200,500                   1.00
                                                             ----------------------------------
Options granted to two independent directors                     10,000                   1.00
Options granted to employees                                     24,500                   1.00
Options granted to Directors                                     20,000                   1.00
                                                             ----------------------------------

Options oustanding at January 31, 2000                          255,000                   1.00
                                                             ==================================

No options were exercised or expired during the fiscal year.

e) Application of SFAS 123: Accounting for Stock-Based Compensation

As all options granted are exercisable at $1.00 per share which approximates the fair value of the share using the Black-Schole option pricing model, no stock-based compensation has been recognized in connection with these options.


12. RESEARCH AND DEVELOPMENT COSTS

Research and development cost are comprised of:

                                                                    2000                1999                 1998
                                                                       $                   $                    $
Expense incurred                                                 328,979             251,847              298,582
Less: Investment tax credits                                    (97,433)            (90,119)            (119,467)
                                                               ---------------------------------------------------

Net expense                                                      231,446             161,728              179,115
                                                               ===================================================


13. INCOME TAXES
                                                                    2000                1999                 1998
                                                                       $                   $                    $

Current                                                           64,077             123,671              110,616
Deferred                                                          22,415              19,975               25,585
                                                               ---------------------------------------------------

                                                                  86,492             143,646              136,201
                                                               ===================================================
Current income taxes consists of:
Amount calculated at basic Federal and provincial rates          101,351             100,677              134,406
Increase (dercrease) resulting from:
Ontario Research and Development super allowance                (17,800)                   -                    -
Prior year's tax                                                       -              25,001                    -
Permanent and other differences                                    2,802              17,968                1,795
Timing difference                                               (22,276)            (19,975)             (25,585)
                                                               ---------------------------------------------------

                                                                  64,077             123,671              110,616
                                                               ===================================================

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


13. INCOME TAXES (continue)


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


14. COMPREHENSIVE INCOME

       The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                       2000          1999
                                                          $             $

Net income                                          308,191       283,852
Other comprehensive income / (loss)                 217,764     (208,587)
                                                   -----------------------

Comprehensive income                                525,955        86,173
                                                   =======================


Accumulated other comprehensive losses, January 31, 1997                           (31,929)
Foreign currency translation adjustments for the year ended January 31, 1998
                                                                                  (247,005)
                                                                                  ----------

Accumulated other comprehensive losses, January 31, 1998                          (278,934)
Foreign currency translation adjustments for the year ended January 31, 1999
                                                                                  (208,587)
                                                                                  ----------

Accumulated other comprehensive losses, January 31, 1999                          (487,521)
Foreign currency translation adjustments for the year ended January 31, 2000        217,764
                                                                                  ----------

Accumulated other comprehensive losses, January 31, 2000                          (269,757)
                                                                                  ==========


       The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


15. SALES TO MAJOR CUSTOMERS:

                                              2000         1999         1998
                                                 $            $            $

Canada                                  13,006,380   10,002,804    9,843,813
United States of  America                1,058,568    1,105,487      715,743
                                      ---------------------------------------

                                        14,064,948   11,108,291   10,559,556
                                      =======================================


16. SUBSEQUENT EVENTS

Subsequent to year end, the Company settled a lawsuit amounting to $34,000. The $34,000 has been accrued in the accounts along with $12,000 for related legal costs.




17. OTHER SUPPLEMENTAL INFORMATION

       The following items were included in the statements of income:

                                                                2000          1999          1998
                                                                   $             $             $

Amortization of property, plant and equipment                498,916       294,695       312,578
Amortization of intangible assets                             14,035             -             -
Operating lease rentals for rented premises ( net of rent
received                                                           -             -        53,871

Interest paid/(received) on:
Bank indebtedness                                           (86,303)     (131,618)         3,570
Stockholders' loan                                                 -             -        14,041
Long term debt                                               126,137       142,206        56,385
Bridging finance                                                   -             -       134,334
                                                           --------------------------------------

                                                              39,834        10,588       208,330
                                                           ======================================


18. The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive Systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is Processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something Other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue That may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

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