Form 10QSB
period 2000-04-30
INTERCORP EXCELLE INC
filed 2000-06-14
CIK 1039467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 2000

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

                                   -----------

         Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: June 15, 2000 - 4,000,761 common shares, no par value.

         Transitional Small Business Disclosure Format (check one):
                                                          Yes [ ]     No [X]



                                                                                                                Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Interim Consolidated Balance Sheets as at April 30, 2000 and January 31, 2000                           1

           Interim Consolidated Statements of Income for the three months ended                                    2
           April 30, 2000 and 1999

           Interim Consolidated Statements of Cash Flows for the three months ended                                3
           April 30, 2000 and 1999

           Interim Consolidated Statements of Stockholders' Equity for the three months                            4
           ended April 30, 2000

           Notes to Interim Consolidated Financial Statements                                                    5 - 11

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 12-13

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                                               14

Item 6.    Exhibits and reports on Form 8-K                                                                        15
           Signatures                                                                                              16


Item 1. Financial Statements

                             INTERCORP EXCELLE INC.
                       Interim Consolidated Balance Sheets
                    As at April 30, 2000 AND January 31, 2000
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                               April 30,          January 31,
                                                                                 2000               2000
                                                                                   $                  $
                                                  ASSETS
CURRENT ASSETS
Cash and short term investments                             Note 1(c)           2,090,315         1,749,012
Accounts receivable                                         Note 1(d)           1,595,613         1,332,659
Investment tax credit recoverable                                                 105,749            99,230
Inventory                                                   Note 1(f)           1,650,780         1,527,818
Income tax recoverable                                                             25,042            35,043
Prepaid expenses and sundry assets                                                139,251            77,847
                                                                           ---------------------------------

Total current assets                                                            5,606,750         4,821,609

PROPERTY, PLANT AND EQUIPMENT                               Note 1(g)           3,514,479         3,546,530
INTANGIBLE ASSET                                            Note 1(i)             804,967           828,042
                                                                           ---------------------------------

Total Assets                                                                    9,926,196         9,196,181
                                                                           =================================




                                                LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                    Note 1(d)           2,472,450         2,029,487
Current portion of long term debt                                                 222,889           227,335
Current portion of mortgage payable                                                47,371            48,316
                                                                           ---------------------------------

Total current liabilities                                                       2,742,710         2,305,138

LONG TERM DEBT                                                                    808,723           443,550
MORTGAGE PAYABLE                                                                  781,620           809,290
DUE TO DIRECTORS                                                                  123,315           125,775
DEFERRED INCOME TAXES                                       Note 1(i)             194,596           198,478
                                                                           ---------------------------------

Total Liabilities                                                               4,650,964         3,882,231
                                                                           ---------------------------------

                                           STOCKHOLDERS' EQUITY

COMMON STOCK                                                Note 3(a)           3,344,522         3,344,522
ADDITIONAL PAID IN CAPITAL                                  Note 3(b)             505,496           505,496
RETAINED EARNINGS                                                               1,834,975         1,769,232
TREASURY STOCKS                                             Note 4               (34,848)          (35,543)
CUMULATIVE TRANSLATION ADJUSTMENTS                                              (374,914)         (269,757)
                                                                           ---------------------------------

Total Stockholders' Equity                                                      5,275,231         5,313,950
                                                                           ---------------------------------

Total Liabilities and Stockholders' Equity                                      9,926,195         9,196,181
                                                                           =================================


                             INTERCORP EXCELLE INC.
                    Interim Consolidated Statements Of Income
               For the three months ended April 30, 2000 and 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                  3 months ended     3 months ended
                                                  April 30, 2000     April 30, 1999
                                                        $                   $

GROSS SALES (Note 1 (j)                              4,239,923           3,257,955
Trade Expenditures                                     355,904             248,288
                                            ---------------------------------------

NET SALES                                            3,884,019           3,009,667
Cost of sales                                        2,610,282           2,006,686
                                            ---------------------------------------

GROSS PROFIT                                         1,273,737           1,002,981
                                            ---------------------------------------

EXPENSES
Selling                                                575,958             441,775
General & administrative                               390,940             326,776
Research & development costs                            95,946              61,451
Financial (net of interest income)                      14,255              10,076
Amortization                                           130,815              92,043
                                            ---------------------------------------

TOTAL OPERATING EXPENSES                             1,207,914             932,121
                                            ---------------------------------------

OPERATING INCOME                                        65,823              70,860

Gain/(loss) on exchange                                 20,388             (74,669)
                                             --------------------------------------
INCOME BEFORE INCOME TAXES                              86,211              (3,809)
Income taxes                                            20,468                   -
                                            ---------------------------------------

NET INCOME                                              65,743              (3,809)
                                            =======================================

NET INCOME PER WEIGHTED AVERAGE COMMON
SHARE                                                     0.02                   -
                                            =======================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             3,978,202           4,085,633
                                            =======================================




                             INTERCORP EXCELLE INC.
                  Interim Consolidated Statements Of Cash Flows
               For the three months ended April 30, 2000 and 1999
                       (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                           April 30, 2000   April 30, 1999
                                                                                  $                $
Cash flows from operating activities:
Net Income                                                                          65,743         (3,809)
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                                 130,815          92,043
      Increase in accounts receivable                                            (291,383)       (250,290)
      Increase in investments tax credits                                          (8,529)        (15,007)
      Increase in inventory                                                      (154,095)       (144,325)
      Decrease/(increase) in prepaid expenses                                     (63,442)          18,295
      Increase in accounts payable and accrued liabilities                         486,606          89,305
      Changes in income tax payable/recoverable                                      9,393         (4,935)
                                                                          ---------------------------------

Total adjustments                                                                  109,365       (214,914)
                                                                          ---------------------------------

Net cash provided by operating activities                                          175,108       (218,723)
                                                                          ---------------------------------

Cash flows from investing activities:
        Purchase of property, plant and equipment                                (161,493)       (105,395)
                                                                          ---------------------------------

Cash flows from financing activities
        Repayment of bank indebtedness                                                   -         239,301
        Mortgage repayments                                                       (11,940)        (13,702)
        Proceeds from long term debt                                               431,090               -
        Repayment of long term debt                                               (54,182)        (65,037)
        Repurchase of common shares                                                      -        (98,536)
                                                                          ---------------------------------

Net cash provided by(used in) financing activities                                 364,968          62,026
                                                                          ---------------------------------
Effect of foreign currency exchange rate changes                                  (37,280)          98,307
                                                                          ---------------------------------

Net increase/(decrease) in cash and cash equivalents                               341,303       (163,785)

Cash and cash equivalents
Beginning of period                                                              1,749,012       3,170,147

                                                                          ---------------------------------
End of period                                                                    2,090,315       3,006,362
                                                                          =================================

Income tax paid                                                                          -               -
                                                                          =================================

Interest paid , net                                                                 38,436          10,076
                                                                          =================================

                             INTERCORP EXCELLE INC.
             Interim Consolidated Statements of Stockholders' Equity
                              As at April 30, 2000
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                                   Additional                       Cumulative
                                     Common          Paid-in        Treasury       Translation       Retained
                                      Stock          Capital          Stock        Adjustments       Earnings          Total
                                        $               $               $               $                $               $
Balance as of January 31, 2000       3,344,522         505,496        (35,543)        (269,757)       1,769,232       5,313,950
Foreign currency translation            -                -                -           (105,157)           -            (105,157)
Treasury Stock exchange adj             -                -                695             -               -                 695
Net income for the quarter              -                -                -               -              65,743          65,743
                               -------------------------------------------------------------------------------------------------

Balance as of April 30, 2000         3,344,522         505,496        (34,848)        (374,914)       1,834,975       5,275,231
                               =================================================================================================

INTERCORP EXCELLE INC.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US Dollars)
(Unaudited)


1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c) Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, amount due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

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

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

h) Income Taxes

The company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carry amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

i) Intangible Asset

Intangible asset represents the cost of acquiring the Canadian trademark, brand name and proprietary information of A-1(TM) Sauce business. It is being amortized over a period of 30 years.

j) Foreign Currency Translation

    The company maintains its books and records in Canadian dollars. Foreign denominated monetary balances are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Foreign currency denominated non-monetary balances are translated at historical rates. Sales and expenses are translated at the rate in effect of the transaction dates. Transaction gains and losses are included in the determination of earnings for the period.

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)


n) Accounting Changes

       On February 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for long-lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the company's results of operations.

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

       On March 4, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. In 1999, the Company adopted the new requirements of the SOP which did not have significant effect on net earnings during 1999.

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

o) Earnings per share

       The Company's basic earnings per share calculations are based upon the weighted average number of shares of common stock outstanding during each period. The number of shares outstanding for the computation of fully diluted earnings per share is calculated based upon the application of the treasury stock method for outstanding options and warrants.

       Fully diluted earnings per share was the same as basic net income per common share for the period ended April 30, 2000.

2.) STOCKHOLDERS' EQUITY

a) Authorized

         An unlimited number of common and preference shares.

         The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.

Issued:
                                      April 30, 2000       January 31, 2000
                                            $                     $

4,000,761 common shares                   3,344,522             3,344,522
                                   -------------------------------------------

b) Purchase Warrants

         During the fiscal year 1998, 1,224,750 Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and Continental Stock Transfer & Trust Company. Each Warrant entitles its holder to purchase, during the four year period commencing on October 9, 1997, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below. The Warrants may be redeemed by the company at any time and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq SmallCap Market, or the last sale price per share of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 20 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

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

As at April 30, 2000, none of the Purchased Warrants has been exercised.

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

As at April 30, 2000, none of the Bridge Warrants has been exercised or exchanged.

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

         The 1997 Plan is for a period for ten years, expiring in May, 2007. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1997 Plan might be exercisable for up to ten years, may require vesting, and shall be at an exercise price as determined by the board. Options are non-transferable except by the laws of descent and distribution or a change in control of the company, as defined in the 1997 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (I) the sale of substantially all of the assets of the company and merger or consolidated with another, or (ii) a majority of the board changes other than by the shareholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person. If a participant ceases affiliation with the company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for causes which results in immediate termination of the option.

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

Options outstanding as at April 30, 2000 are as follows:

Options granted to:                                          Weighted Average
                                                   Options    Exercise Price
                                                      $              $
Directors                                          187,500         1.00
Employees                                           47,500         1.00
Options granted to two independent directors        20,000         1.00
                                               --------------------------------

Options oustanding at April 30, 2000               255,000         1.00
                                               ================================

No options are exercised or granted during the quarter ended April 30, 2000

f) Application of SFAS 123: Accounting for Stock-Based Compensation

As all options granted are exercisable at $1.00 per share which approximates the fair value of the share, no Stock-based compensation has been recognized in connection with these options.

3.) Treasury Stock

         On March 1, 1999, the Board of Directors approved a Company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at April 30, 2000 the Company had repurchased 129,298 shares and of which 106,739 shares were cancelled in January 2000. As at April 30, 2000, the Company has on hand 22,559 common shares.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

5.) COMPREHENSIVE INCOME

       The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:


                                                                                       April 2000            April 1999
                                                                                            $                     $

Net income                                                                                 65,743                (3,809)
Other comprehensive income / (loss)                                                      (135,775)              162,990
                                                                                -----------------------------------------

Comprehensive income                                                                      (70,332)              159,181
                                                                                =========================================


Accumulated other comprehensive losses, January 31, 1999                                                       (487,521)
Foreign currency translation adjustments for the quarter ended April 30, 1999                                   162,990
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 1999                                                         (324,531)
Foreign currency translation adjustments for the quarter ended July  30, 1999                                  (135,693)
                                                                                                     --------------------
Accumulated other comprehensive losses, June 30, 1999                                                          (460,224)
Foreign currency translation adjustments for the quarter ended October 31, 1999                                 122,402
                                                                                                     --------------------
Accumulated other comprehensive losses, October 31, 1999                                                       (337,822)
Foreign currency translation adjustments for the quarter ended January 31, 2000                                  68,065
                                                                                                     --------------------
Accumulated other comprehensive losses, January 31, 2000                                                       (269,757)
Foreign currency translation adjustments for the quarter ended April 30, 2000                                  (105,157)
                                                                                                     --------------------

Accumulated other comprehensive losses, April 30, 2000                                                         (374,914)
                                                                                                     ====================

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The statements contained in this Filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Results of Operations

         Three months ended April 30, 2000 compared to the three months ended April 30, 1999.

         Sales for the three months ended April 30, 2000 were 4.2 million USD, a 30.1% increase over prior year first quarter sales of $3.2 million USD. This large increase in sales reflected continued growth and distribution of Renee's Gourmet(TM) branded dressings, sauces and marinades across Canada, as well as Private Label and Food Service incremental new accounts (Mr. SUB, The KEG, Serca, and private label Flemings in the USA). The first quarter of this fiscal year was also impacted by incremental sales of A1(TM) steak sauces, which were not included in gross Sales until the third quarter of the last fiscal year.

         Gross profit for the same three month period of $1.3 million was 32.8% of net sales, which was only slightly higher than the same period one year ago (33.3% of net sales). This was attributed to a higher mix of lower margin Food Service business and higher than anticipated distribution expenses primarily to Western Canada accounts.

         Selling and marketing expenses of $575,958 were 30% higher than the first three months of 1999, reflecting additional consumer marketing and sales support expenditures behind Renee's Gourment(TM) dressings, sauces and marinades as well as Food Service business. General and Administrative expenses of $390,940 were 20% higher than prior year first quarter, primarily to support sales growth and wage increases. R&D expenditures of $95,946 also reflect increased product research and development work, necessary to support the company's continued aggressive growth over the last 5 fiscal quarters.

         Financial costs have been only partially offset by interest income on funds invested in USD interest bearing term accounts.

         Operating income decreased slightly over prior year to $65,823 for the three months ended April 30, 2000. This reflected higher than anticipated distribution expenditures, combined with a high investment in marketing and selling expenses during the quarter.

             The company also reported a net translation gain of $20,388 on US funds converted to Canadian dollars for the first three months of the current fiscal year. This reflects some strengthening of the US dollar versus the Canadian dollar since the beginning of current fiscal year. (Although the company's functional currency is Canadian dollars, the majority of available cash funds are held in US dollars).

         Net income was $65,743 or $0.02 per share, versus a breakeven result for the first quarter of last year, which reflected incremental margins.

Liquidity and Capital Resources

         The company had net cash from operations of $175,108 for the three months ending April 30, 2000. The principal source of cash traced to an increase in accounts payable and accrued liabilities. This was partially offset by cash required to carry higher inventories and an increase in accounts receivable at the end of the period.

            Capital spending during the first three months of 2000 reflected planned capital additions of $161,493. Capital additions in the current fiscal year to date are higher than prior year.

           The Company's secured credit arrangement with National Bank of Canada includes a credit line of Cdn$3.0 million that is due on demand and bears interest at prime plus 1.0% - which is not currently being used due to the company's positive cash position in US dollars. All borrowings are collateralized by the assets of the Company.

         The Company received net proceeds of an Offering effective October 9, 1997 in a net amount of $3,799,062. The Company believes that the proceeds of the Offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is the Company's intention to utilize a significant portion of the proceeds to continue to aggressively seek synergistic acquisitions. The Company currently intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company made an initial public offering of its common stock, no par value ("Common Stock") and common stock purchase warrants ("Warrants") (the Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Securities and Exchange Commission on October 9, 1997, File No. 333-7202 ("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value.

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

            Expense                                                  Amount
            -------                                                  ------

            Underwriter's Discounts and Commissions                  $512,247
            Expenses paid to or for the Underwriters                  241,674
            Other expenses (1)                                        569,492
                                                                 ------------

            Total Expenses                                         $1,323,413
                                                                 ============


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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

            Item                                                     Amount

            Purchase of Building                                     $396,534
            Temporary Investments (2)                               1,500,876
            Purchase of A1 Sauce business                           1,246,652
            Repayment of Indebtedness                                 655,000
                                                                 ------------

            Total Application of Net Proceeds                      $3,799,062
                                                                 ============


(2) Money market investments

         Temporary investments represent term deposits with the Company's bank for maturity terms less than 3 months.

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

                                      INTERCORP EXCELLE, INC.

June 14, 2000                         By:         /s/ ARNOLD UNGER
                                                  ----------------
                                                    ARNOLD UNGER
                                            Chief Executive Officer and
                                                   Co-Chairperson

June 14, 2000                         By:         /s/ RENEE UNGER
                                                  ---------------
                                                    RENEE UNGER
                                            President and Co-Chairperson

June 14, 2000                         By:          /s/ FRED BURKE
                                                   --------------
                                                     FRED BURKE
                                           Chief Financial Officer, Chief
                                           Operating Officer and Secretary