Form 10QSB
period 2000-07-31
INTERCORP EXCELLE INC
filed 2000-09-14
CIK 1039467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

                                   -----------

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: September 13, 2000 - 4,000,761 common shares, no par value.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                                                           Page

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Interim Consolidated Balance Sheets as at July 31, 2000 and
               January 31, 2000                                              1

             Interim Consolidated Statements of Income for the three and
               six months ended July 31, 2000                                2

             Interim Consolidated Statements of Cash Flows for the
               six months ended                                              3

             Interim Consolidated Statements of Stockholders' Equity for
               the six months                                                4

             Notes to Interim Consolidated Financial Statements          5 - 10

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  11-12

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                       13




Item 4.      Submission of Matters to a vote of Security Holders             14



Item 6.      Exhibits and reports on Form 8-K                                14

                     Signatures                                              15

Item 1. Financial Statements

                             INTERCORP EXCELLE INC.
                       Interim Consolidated Balance Sheets
                    As at July 31, 2000 AND January 31, 2000
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                               July 31,          January 31,
                                                                                 2000              2000
                                                                                 $                 $
                                                  ASSETS
CURRENT ASSETS
Cash and short term investments                             Note 1(c)           1,884,171         1,749,012
Accounts receivable (net of $24,093 allowance)              Note 1(d)           1,670,664         1,332,659
Investment tax credit recoverable                           Note 1(l)             113,900            99,230
Inventory                                                   Note 1(f)           1,937,728         1,527,818
Income tax recoverable                                                                  0            35,043
Prepaid expenses and sundry assets                                                165,439            77,847
                                                                           ---------------------------------

Total current assets                                                            5,771,902         4,821,609

PROPERTY, PLANT AND EQUIPMENT                               Note 1(g)           3,568,989         3,546,530
INTANGIBLE ASSET                                            Note 1(i)             795,933           828,042
                                                                           ---------------------------------

Total Assets                                                                   10,136,824         9,196,181
                                                                           =================================




                                                LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                    Note 1(d)           2,606,747         2,029,487
Income tax payable                                                                 43,015                 0
Current portion of long term debt                                                 222,287           227,335
Current portion of mortgage payable                                                47,243            48,316
                                                                           ---------------------------------

Total current liabilities                                                       2,919,292         2,305,138

LONG TERM DEBT                                                                    732,613           443,550
MORTGAGE PAYABLE                                                                  767,699           809,290
DUE TO DIRECTORS                                                                  122,982           125,775
DEFERRED INCOME TAXES                                       Note 1(h)             194,071           198,478
                                                                           ---------------------------------

Total Liabilities                                                               4,736,657         3,882,231
                                                                           ---------------------------------

                                           STOCKHOLDERS' EQUITY

COMMON STOCK                                                Note 2(a)           3,344,522         3,344,522
ADDITIONAL PAID IN CAPITAL                                  Note 2(b)             505,496           505,496
RETAINED EARNINGS                                                               1,988,132         1,769,232
TREASURY STOCKS                                             Note 3               (48,779)          (35,543)
CUMULATIVE TRANSLATION ADJUSTMENTS                                              (389,204)         (269,757)
                                                                           ---------------------------------

Total Stockholders' Equity                                                      5,400,167         5,313,950
                                                                           ---------------------------------

Total Liabilities and Stockholders' Equity                                     10,136,824         9,196,181
                                                                           =================================


                             INTERCORP EXCELLE INC.
                       Interim Consolidated Statements Of
              Income For the three months and six months ended
                             July 31, 2000 and 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                 3 months ended     6 months ended      3 months ended     6 months ended
                                                 July 31, 2000       July 31, 2000      July 31, 1999      July 31, 1999
                                                       $                   $                  $                   $

GROSS SALES Note 1 (k)                             5,694,102           9,934,025           3,967,451           7,225,406
Trade Expenditures                                   526,360             882,264             302,367             550,655
                                               --------------------------------------------------------------------------

NET SALES                                          5,167,742           9,051,761           3,665,084           6,674,751
Cost of sales                                      3,378,183           5,988,465           2,473,440           4,480,126
                                               --------------------------------------------------------------------------

GROSS PROFIT                                       1,789,559           3,063,296           1,191,644           2,194,625
                                               --------------------------------------------------------------------------

EXPENSES
Selling                                              888,205           1,464,162             576,285           1,018,060
General & administrative                             394,264             825,981             311,427             638,204
Research & development costs                         105,679             160,848              66,884             128,335
Financial (net of interest income)                    26,425              40,681               6,521              16,597
Amortization                                         152,983             283,798             116,796             208,839
                                               --------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                           1,567,556           2,775,470           1,077,913           2,010,034
                                               --------------------------------------------------------------------------

OPERATING INCOME                                     222,003             287,826             113,731             184,591

Gain/(loss) on exchange                                4,022              24,411              18,870             (55,799)
                                               --------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           226,025             312,237             132,601             128,792
Income taxes                                          72,868              93,337              41,358              41,358
                                               --------------------------------------------------------------------------

NET INCOME                                           153,157             218,900              91,243             87,434
                                               ==========================================================================
NET INCOME PER WEIGHTED AVERAGE COMMON
SHARE                                                   0.04                0.06                0.02                0.02
                                               ==========================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           3,968,561           3,973,329           4,005,761           4,037,071
                                               ==========================================================================


                             INTERCORP EXCELLE INC.
                  Interim Consolidated Statements Of Cash Flows
                 For the six months ended July 31, 2000 and 1999
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                          July 31, 2000      July 31, 1999
                                                                               $                   $

Cash flows from operating activities:
Net Income                                                                      218,900             87,434
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                              270,978            216,747
      Increase in accounts receivable                                          (370,391)          (399,963)
      Increase in investments tax credits                                       (17,002)           (30,339)
      Increase in inventory                                                    (447,210)          (577,230)
      Decrease/(increase) in prepaid expenses                                   (90,000)            21,037
      Increase in accounts payable and accrued liabilities                      627,056            952,852
      Changes in income tax payable/recoverable                                  77,867             12,083
                                                                            ------------------------------

Total adjustments                                                                51,298            195,187
                                                                            ------------------------------

Net cash provided by operating activities                                       270,198            282,621
                                                                            ------------------------------

Cash flows from investing activities:
        Purchase of property, plant and equipment                              (359,128)          (318,976)
        Acquisition of A1 Sauce                                                    --           (1,246,652)

                                                                            ------------------------------

Net cash used by investing activities                                          (359,128)        (1,565,628)
                                                                            ------------------------------
Cash flows from financing activities
        Mortgage repayments                                                     (23,801)           (23,557)
        Proceeds from long term debt                                            429,678               --
        Repayment of long term debt                                            (128,493)          (218,520)
        Repurchase of common shares                                             (14,131)          (155,665)
                                                                            ------------------------------

Net cash provided by (used in) financing activities                             263,253           (397,742)
                                                                            ------------------------------

Effect of foreign currency exchange rate changes                                (35,164)            24,406
                                                                            ------------------------------

Net increase/(decrease) in cash and cash equivalents                            135,159         (1,656,343)

Cash and cash equivalents

Beginning of period                                                           1,749,012          3,170,147

                                                                            ------------------------------
End of period                                                                 1,884,171          1,513,804
                                                                            ==============================
Income tax paid                                                                  15,977             17,930
                                                                            ==============================

Interest paid , net                                                              40,843             16,596

                                                                            ==============================

                             INTERCORP EXCELLE INC.
             Interim Consolidated Statements of Stockholders' Equity
                               As at July 31, 2000
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                 Additional                       Cumulative
                                   Common          Paid-in        Treasury       Translation       Retained
                                    Stock          Capital          Stock        Adjustments       Earnings          Total
                                      $               $               $               $                $               $

Balance as of January 31, 2000       3,344,522         505,496        (35,543)        (269,757)       1,769,232       5,313,950
Foreign currency translation                --              --             --         (105,157)              --        (105,157)
Treasury Stock exchange adj                 --              --             695              --               --             695
Net income for the quarter                  --              --              --              --           65,743          65,743
                               -------------------------------------------------------------------------------------------------

Balance as of July 31, 2000          3,344,522         505,496         (34,848)       (374,914)       1,834,975       5,275,231

Foreign currency translation                                                            14,290                          (14,290)

Treasury Stock                                                         (13,931)                                         (13,931)

Net income for the quarter                                                                              153,157         153,157
                               -------------------------------------------------------------------------------------------------

                               -------------------------------------------------------------------------------------------------

Balance as of July 31, 2000          3,344,522         505,496         (48,779)       (389,204)       1,988,132       5,400,167

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

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

         In the opinion of management all adjustments that are necessary to a fair statement of results for the interim periods has been included.

b) Principal Activities

        The Company is principally engaged in the production of food products in Canada and its distribution in Canada and the U.S.

c) Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, amount due from banks,and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

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

g) Property, Plant and Equipment

         Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Building                                      4% declining balance
Equipment                                     20% declining balance
Leasehold Improvement                         10% straight line
Vehicle                                       30% declining balance
Computer Equipment                            30% declining balance
Office Furniture                              20% declining balance
Computer Software                             1-3 years straight-line

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

i) Intangible Asset

      Intangible asset represents the cost of acquiring the Canadian trademark, brand name and proprietary information of A-1(TM) Sauce business. It is being amortized on a straight-line basis over a period of 30 years.

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

       In 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information." SFAS 130 requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealized appreciation (depreciation) of securities and foreign currency translation adjustments. SFAS 131 established new standards for reporting operating segments, products and services, geographic areas and major customers. Segments are defined consistent with the basis management used internally to assess performance and allocate resources.

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

o)     Earnings per share

       The Company's basic earnings per share calculations are based upon the weighted average number of shares of common stock outstanding during each period. The number of shares outstanding for the computation of fully dilute earnings per share is calculated based upon the application of the treasury stock method for outstanding options and warrants.

       Fully diluted earnings per share was the same as basic net income per common share for the period ended July 31, 2000.

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

Issued:
                                          July 31, 2000        January 31, 2000
                                            $                    $

4,000,761 common shares                     3,344,522            3,344,522
                                         =================================

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

         As at July 31, 2000, none of the Purchased Warrants has been exercised.

c)   Bridge Warrants

         In May, 1997, the company issued an aggregate of 175,000 Warrants (the "Bridge Warrants"). The Bridge Warrants entitle the holder to purchase one share of common stock for $3.75 per share for a period of four years. Bridge Warrants are exchangeable at the option of the holder for a like number of warrants with identical terms as the Warrants.

        As at July 31, 2000, none of the Bridge Warrants has been exercised or exchanged.

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

     In April 2000, the Board granted 35,000 options to employees and 68,000 options to all Directors and Officers. Out of the total granted to Directors and Officers, 16,000 went to the Board's three independent Directors. 40% of the options are exercisable after July 26, 2000; 30% become exercisable after April 26, 2001 and the remainder after April 26, 2002.

Options outstanding as at July 31, 2000 are as follows:

Options granted to:                                             Weighted Average
                                               Options           Exercise Price
                                              $                      $
Directors                                      239,500               1.00
Employees                                       82,500               1.00
Options granted to two independent directors    36,000               1.00
                                           ------------------------------
Options oustanding at July 31, 2000            358,000               1.00
                                           ==============================

e.) Application of SFAS 123: Accounting for Stock-Based Compensation

      As all options granted are exercisable at $1.00 per share which approximates the fair value of the share, no Stock-based compensation has been recognized in connection with these options.

3.)      Treasury Stock

         On March 1, 1999, the Board of Directors approved a Company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at July 31, 2000 the Company had repurchased 143,838 shares and of which 106,739 shares were cancelled in January 2000. As at July 31, 2000, the Company has on hand 37,099 common shares.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)


4.)   COMPREHENSIVE INCOME

             The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:


                                                                                        July 2000             July 1999
                                                                                                $                     $


Net income                                                                                153,157                91,243
Other comprehensive income / (loss)                                                      (14,290)             (135,692)
                                                                             --------------------- ---------------------

Comprehensive income                                                                      138,867              (44,449)
                                                                             ===================== =====================


Accumulated other comprehensive losses, January 31, 1999                                                       (487,521)
Foreign currency translation adjustments for the quarter ended April 30, 1999                                    162,990
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 1999                                                         (324,531)
Foreign currency translation adjustments for the quarter ended July  30, 1999                                  (135,693)
                                                                                                     --------------------
Accumulated other comprehensive losses, June 30, 1999                                                          (460,224)
Foreign currency translation adjustments for the quarter ended October 31, 1999                                  122,402
                                                                                                     --------------------
Accumulated other comprehensive losses, October 31, 1999                                                       (337,822)
Foreign currency translation adjustments for the quarter ended January 31, 2000                                   68,065
                                                                                                     --------------------
Accumulated other comprehensive losses, January 31, 2000                                                       (269,757)
Foreign currency translation adjustments for the quarter ended April 30, 2000                                  (105,157)
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 2000
                                                                                                               (374,914)
Foreign currency translation adjustments for the quarter ended July 31, 2000
                                                                                                                (14,290)
                                                                                                     --------------------

Accumulated other comprehensive losses, July 31, 2000                                                          (389,204)
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

Results of Operations (All amounts expressed in US Dollars unless otherwise stated).

         Six months ended July 31, 2000 compared to the six months ended July 31, 1999.

         Sales for the six months ended July 31, 2000 were 9.9 million, a 37.5% increase over prior year first six months sales of $7.2 million. Second quarter sales of $5.7 million contributed significantly to the stellar sales growth, and increased 43.5% over prior year second quarter results. This large increase in sales reflected continued growth and distribution of Renee's Gourmet(TM) branded dressings, sauces and marinades into major accounts in Western Canada, as well as Food Service incremental business (Mr.SUB, The KEG, Boston Pizza). The second quarter of this fiscal year was also impacted by incremental sales of 980ml A1(TM) steak sauces in Costco and the successful launch of a new product line of Renee's Gourmet(TM) branded Dip's (227ml re-useable tub packaging) in major retail accounts in Eastern Canada.

         Gross profit for the same six month period of $3.1 million was 33.8% of net revenues, which was 39.6% higher than the same period one year ago (32.8% of net sales) and represented a full percentage point improvement in margin. This was attributed to significantly improved second quarter margins (34.6% of net sales), representing a mix of higher margin new Renee's Gourmet(TM) branded business. More importantly, lower prime ingredient costs, especially depressed Canola oil and sugar prices contributed greatly, and more than offset higher than anticipated distribution expenses, generated by a higher percentage of less than truckload shipments, and increased shipments to longer distance Western Canada accounts.

         Selling and marketing expenses of $1.5 million were 43.8% higher than the first six months of 1999, reflecting additional consumer marketing and sales support expenditures behind new launches and listings of Renee's Gourmet(TM) dressings, dips, sauces and marinades as well as incremental Food Service business. A significant marketing investment behind new listings of Renee's Gourmet(TM) in Western Canada, primarily couponing, in-store demonstrations and print media was necessary in the second quarter. General and Administrative expenses for the first six months of $825,981 were 29.4% higher than prior year same period, primarily to support sales growth, increased support staff and wage increases. R&D expenditures of $160,848 also reflect increased product research and development work, necessary to support the company's continued aggressive growth.

         Financial costs have been only partially offset by interest income on funds invested in USD interest bearing term accounts.

         Operating income (before income taxes and extraordinary items), increased significantly in the second quarter over prior year to $222,003 for the three months ended July 31, 2000, $108,272 higher than prior year second quarter. This result boosted six-month year to date operating income to $287,826, which was 55.9% higher than prior year results. Overall, significantly improved gross margins, were only partially offset by higher than anticipated distribution expenditures, and a planned incremental investment in marketing and selling support behind new product launches and listings.

             The company also reported a net translation gain of $24,411 on US funds converted to Canadian dollars for the six months of the current fiscal year as compared to a loss of $55,799 for the same period one year earlier. This reflects some strengthening of the US dollar versus the Canadian dollar since the beginning of current fiscal year. (Although the company's functional currency is Canadian dollars, the majority of available cash funds are held in US dollars).

           Net income was $218,900 or $0.06 per share, versus $87,434 ($0.02 per share) for the six months of last year.

Liquidity and Capital Resources

         The company had net cash from operations of $270,198 for the six months ending July 31, 2000. The principal source of cash traced to an increase in accounts payable and accrued liabilities. This was partially offset by cash required to carry higher inventories and an increase in accounts receivable at the end of the period.

            Capital spending during the first six months of 2000 reflected planned capital additions of $359,128. Capital additions in the current fiscal year to date are higher than prior year excluding the acquisition of A1TM Sauce assets of $1.2 million in July 1999.

           The Company's secured credit arrangement with the National Bank of Canada includes a credit line of Cdn$3.0 million that is due on demand and bears interest at prime plus 1.0% - which is not currently being used due to the company's positive cash position in US dollars. The company renegotiated its secured credit facility with the National Bank of Canada effective June 13, 2000. As part of that arrangement, the company also has a Cdn$1.5 million acquisition line available for future mergers or acquisitions which may be drawn down as an operating loan and bears interest at prime plus 1.0%, subject to certain conditions. As well, the company has an additional Cdn$1.2 million non-revolving demand loan available for current year capital expenditures; and bears interest at prime plus 0.75%. All borrowings are collateralized by the assets of the Company.

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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

Item                                                       Amount
----                                                       ------

Purchase of Building                                    $  395,464
Temporary Investments (1)                                1,481,735
Purchase of A1 Sauce business                            1,266,863
Repayment of Indebtedness                                  655,000
                                                        ----------

Total Application of Net Proceeds                       $3,799,062
                                                        ==========


(1) Temporary investments represent term deposits with the Company's bank for maturity terms less than 3 months.

         The application of the net proceeds to date is not a material change in the use of proceeds described in the prospectus in the Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 11, 2000, the Company held its 2000 Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders were asked to vote upon: (i) the election of eight directors to serve for the ensuing year; and (ii) the appointment of an independent accounting firm for the ensuing year.

         The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                                            For                        Withheld                 Against
Arnold Unger                                2,904,780                    2,701                     0
Renee Unger                                 2,904,780                    2,701                     0
Fred Burke                                  2,904,780                    2,701                     0
Lori Gutmann                                2,904,780                    2,701                     0
Alysse Unger                                2,904,780                    2,701                     0
John Rothschild                             2,904,780                    2,701                     0
Taketo Murata                               2,904,780                    2,701                     0
Karen Unger                                 2,904,780                    2,701                     0

Arnold Unger, Renee Unger, Fred Burke, Lori Gutmann, Alysse Unger, John Rothschild, Taketo Murata and Karen Unger were duly elected as Directors of the Corporation to serve until the Annual Meeting of Stockholders in the year 2001 or until their respective successors have been duly elected and qualified.

         Richter, Usher & Vineberg, Chartered Accountants was approved to act as the Company's independent chartered accountants for the ensuing year by the following vote:

                   For                       Against                    Abstain

                   2,903,480                 4,001                      0



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit description

27.      Financial Data Schedule

(b)  Reports on Form 8-K.

         On June 8, 2000, the Company filed a report on Form 8-K pursuant to
Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     INTERCORP EXCELLE, INC.
September 14, 2000                                   By:                                /s/ ARNOLD UNGER
                                                                                        ----------------
                                                                                          ARNOLD UNGER
                                                                                  Chief Executive Officer and
                                                                                         Co-Chairperson

September 14, 2000                                   By:                                /s/ RENEE UNGER
                                                                                        ---------------
                                                                                            RENEE UNGER
                                                                                  President and Co-Chairperson

September 14, 2000                                   By:                                 /s/ FRED BURKE
                                                                                         --------------
                                                                                           FRED BURKE
                                                                                 Chief Financial Officer, Chief
                                                                                Operating Officer and Secretary

                                                        Page 15