Form 10QSB
period 2000-10-31
INTERCORP EXCELLE INC
filed 2000-12-15
CIK 1039467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: December 14, 2000 - 4,000,761 common shares, no par value.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]


                                                                                                                 Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Interim Consolidated Balance Sheets as at October 31, 2000 and January 31, 2000                         1

          Interim Consolidated Statements of Income for the three and nine months ended October 31, 2000          2
              and 1999

          Interim Consolidated Statements of Cash Flows for the nine months ended                                 3
              October 31, 2000 and 1999

          Interim Consolidated Statements of Stockholders' Equity for the nine months                             4
              ended October 31, 2000

          Notes to Interim Consolidated Financial Statements                                                     5-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 12-13

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                               14
Item 6.   Exhibits and reports on Form 8-K                                                                        15

          Signatures                                                                                              16


Item 1.  Financial Statements

                             INTERCORP EXCELLE INC.
                      Interim Consolidated Balance Sheets
                  As at October 31, 2000 AND January 31, 2000
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                             `                                               October 31,       January 31,
                                                                                 2000             2000
                                                                                 $                $
                                                  ASSETS

CURRENT ASSETS

Cash and short term investments                             Note 1(c)           2,025,742         1,749,012
Accounts receivable (net of $24,644 allowance)              Note 1(d)           1,236,316         1,332,659
Investment tax credit recoverable                           Note 1(l)             118,498            99,230
Inventory                                                   Note 1(f)           1,514,143         1,527,818
Income tax recoverable                                                                  0            35,043
Prepaid expenses and sundry assets                                                146,685            77,847
                                                                           ---------------------------------

Total current assets                                                            5,041,385         4,821,609

PROPERTY, PLANT AND EQUIPMENT                               Note 1(g)           3,697,043         3,546,530
INTANGIBLE ASSET                                            Note 1(i)             764,311           828,042
                                                                           ---------------------------------

Total Assets                                                                    9,502,738         9,196,181
                                                                           =================================

                                                LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                    Note 1(d)           2,049,010         2,029,487
Income tax payable                                                                 85,102                 0
Current portion of long term debt                                                 215,312           227,335
Current portion of mortgage payable                                                45,761            48,316
                                                                           ---------------------------------

Total current liabilities                                                       2,395,185         2,305,138

LONG TERM DEBT                                                                    825,368           443,550
MORTGAGE PAYABLE                                                                  732,170           809,290
DUE TO DIRECTORS                                                                  119,123           125,775
DEFERRED INCOME TAXES                                       Note 1(h)             187,981           198,478
                                                                           ---------------------------------

Total Liabilities                                                               4,259,827         3,882,231
                                                                           ---------------------------------

                                           STOCKHOLDERS' EQUITY

COMMON STOCK                                                Note 2(a)           3,344,522         3,344,522
ADDITIONAL PAID IN CAPITAL                                  Note 2(b)             505,496           505,496
RETAINED EARNINGS                                                               2,032,636         1,769,232
TREASURY STOCKS                                             Note 3                (78,440)          (35,543)
CUMULATIVE TRANSLATION ADJUSTMENTS                                               (561,302)         (269,757)
                                                                           ---------------------------------

Total Stockholders' Equity                                                      5,242,912         5,313,950
                                                                           ---------------------------------

Total Liabilities and Stockholders' Equity                                      9,502,738         9,196,181
                                                                           =================================


                             INTERCORP EXCELLE INC.
                   Interim Consolidated Statements Of Income
                            For the three months and
                  nine months ended October 31, 2000 and 1999
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                3 months ended     9 months ended      3 months ended     9 months ended
                                               October 31, 2000   October 31, 2000    October 31, 1999   October 31, 1999
                                                       $                  $                   $                  $
 GROSS SALES Note 1 (k)                                4,500,273         14,434,426           3,617,325         10,842,731
 Trade Expenditures                                      442,882          1,325,157             256,022            806,677
                                             ------------------------------------------------------------------------------

 NET SALES                                             4,057,392         13,109,269           3,361,303         10,036,054
 Cost of sales                                         2,847,887          8,836,428           2,389,287          6,869,412
                                             ------------------------------------------------------------------------------

 GROSS PROFIT                                          1,209,505          4,272,841             972,016          3,166,642
                                             ------------------------------------------------------------------------------

 EXPENSES

 Selling                                                 419,048          1,883,231             378,194          1,396,254
 General & administrative                                458,031          1,284,020             265,726            903,930
 Research & development costs                            101,177            262,028              86,360            214,696
 Financial (net of interest income)                       20,947             61,629              22,404             39,001
 Amortization                                            146,133            429,935             155,262            364,101
                                             ------------------------------------------------------------------------------

 TOTAL OPERATING EXPENSES                              1,145,337          3,920,843             907,947          2,917,982
                                             ------------------------------------------------------------------------------

OPERATING INCOME                                          64,168             351,999             64,069            248,660

  Gain/(loss) on exchange                                 28,540              52,950              5,950            (49,848)
                                            ------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                               92,708             404,949             70,019            198,811
 Income taxes                                             48,204             141,545             13,508             54,866
                                             ------------------------------------------------------------------------------

 NET INCOME                                               44,504             263,404             56,511            143,945
                                             ==============================================================================

 NET INCOME PER WEIGHTED AVERAGE COMMON
 SHARE                                                      0.01                0.07               0.01               0.04
                                             ==============================================================================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
                                                       3,934,608           3,960,328          4,002,446          4,025,402
                                             ==============================================================================


                             INTERCORP EXCELLE INC.
                 Interim Consolidated Statements Of Cash Flows
              For the nine months ended October 31, 2000 and 1999
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                                               October 31,     October 31,
                                                                                  2000            1999
                                                                                    $               $
Cash flows from operating activities:

Net Income                                                                         263,404         143,945
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                                 430,748         364,101
      Decrease/(increase) in accounts receivable                                    26,778        (310,024)
      Increase in investments tax credits                                          (25,383)        (33,937)
      Increase in inventory                                                        (69,498)       (145,566)
      Decrease/(increase) in prepaid expenses                                      (75,533)         37,707
      Increase in accounts payable and accrued liabilities                         131,337         250,474
      Changes in income tax payable/recoverable                                    122,471          39,404
                                                                          ---------------------------------

Total adjustments                                                                  540,920         202,159
                                                                          ---------------------------------

Net cash provided by operating activities                                          804,324         346,104
                                                                          ---------------------------------

Cash flows from investing activities:

        Purchase of property, plant and equipment                                 (760,125)       (482,218)
        Acquisition of A1 Sauce                                                         --      (1,246,652)

                                                                          ---------------------------------

Net cash used in investing activities                                             (760,125)     (1,728,870)
                                                                          ---------------------------------

Cash flows from financing activities
        Mortgage repayments                                                        (35,533)        (35,634)
        Repayment of Notes payable                                                 (33,841)             --
        Proceeds from long term debt                                               655,458         145,641
        Repayment of long term debt                                               (202,024)       (273,825)
        Repurchase of common shares                                                (46,359)       (175,665)
                                                                          ---------------------------------

Net cash provided by (used in) financing activities                                337,702        (339,483)
                                                                          ---------------------------------



Effect of foreign currency exchange rate changes                                  (105,171)         94,050
                                                                          ---------------------------------

Net increase/(decrease) in cash and cash equivalents                               276,730      (1,628,199)

Cash and cash equivalents
Beginning of period                                                              1,749,012       3,170,147

                                                                          ---------------------------------
End of period                                                                    2,025,742       1,541,948
                                                                          =================================

Income tax paid                                                                     19,584          26,732
                                                                          =================================

Interest paid, net                                                                  61,795          39,001
                                                                          =================================


                             INTERCORP EXCELLE INC.
            Interim Consolidated Statements of Stockholders' Equity
                             As at October 31, 2000
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                    Additional                       Cumulative
                                     Common          Paid-in          Treasury       Translation      Retained
                                      Stock          Capital            Stock        Adjustments      Earnings          Total
                                        $               $                 $               $               $               $
Balance as of January 31, 2000       3,344,522         505,496         (35,543)        (269,757)      1,769,232       5,313,950
Foreign currency translation                --              --              --         (105,157)             --        (105,157)
Treasury Stock exchange adj                 --              --             695               --              --             695
Net income for the quarter                  --              --              --               --          65,743          65,743
                               -------------------------------------------------------------------------------------------------


Balance as of April 30, 2000         3,344,522         505,496         (34,848)        (374,914)      1,834,975       5,275,231

Foreign currency translation                                                            (14,290)                        (14,290)

Treasury Stock                                                         (13,931)                                         (13,931)

Net income for the quarter                                                                              153,157         153,157

                               -------------------------------------------------------------------------------------------------

Balance as of July 31, 2000          3,344,522         505,496         (48,779)        (389,204)      1,988,132       5,400,167


Foreign currency translation                                                           (172,098)                       (172,098)

Treasury Stock                                                         (29,661)                                         (29,661)

Net income for the quarter                                                                               44,504          44,504

                               -------------------------------------------------------------------------------------------------

Balance as of October 31, 2000       3,344,522         505,496         (78,440)        (561,302)      2,032,636       5,242,912


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

i)       Intangible Asset

         Intangible asset represents the cost of acquiring the Canadian trademark, brand name and proprietary information of A1TM Sauce business. It is being amortized on a straight-line basis over a period of 30 years.

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

         Fully diluted earnings per share was the same as basic net income per common share for the period ended October 31, 2000.

2.)      STOCKHOLDERS' EQUITY

a)       Authorized

         An unlimited number of common and preference shares.

         The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.

Issued:
                                             October 31, 2000   January 31, 2000
                                                    $                  $

4,000,761 common shares                             3,344,522          3,344,522
                                             ================   ================

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

         As at October 31, 2000, none of the Purchased Warrants has been exercised.

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

         As at October 31, 2000, none of the Bridge Warrants has been exercised or exchanged.

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

         Options outstanding as at October 31, 2000 are as follows:

Options granted to:                                             Weighted Average
                                                  Options        Exercise Price
                                                     $                 $
Directors                                           239,500                 1.00
Employees                                            82,500                 1.00
Options granted to two independent directors         36,000                 1.00
                                                --------------------------------

Options oustanding at October 31, 2000              358,000                 1.00
                                                ================================


e.)      Application of SFAS 123: Accounting for Stock-Based Compensation

         As all options granted are exercisable at $1.00 per share which approximates the fair value of the share, no Stock-based compensation has been recognized in connection with these options.

3.)      Treasury Stock

         On March 1, 1999, the Board of Directors approved a Company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at October 31, 2000 the Company had repurchased 174,218 shares and of which 106,739 shares were cancelled in January 2000. As at October 31, 2000, the Company has on hand 67,479 common shares.

                             INTERCORP EXCELLE INC.
             Notes to Consolidated Financial Statements (continued)
                       (Amounts expressed in US Dollars)
                                  (Unaudited)

4.)      COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:


                                                                                    October  2000          October 1999
                                                                                                $                     $

Net income                                                                                 44,504                143,945
Other comprehensive income / (loss)                                                      (172,098)               122,402
                                                                             --------------------------------------------

Comprehensive income / (loss)                                                            (127,594)               266,347
                                                                             ============================================


Accumulated other comprehensive losses, January 31, 1999                                                        (487,521)
Foreign currency translation adjustments for the quarter ended April 30, 1999                                    162,990
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 1999                                                          (324,531)
Foreign currency translation adjustments for the quarter ended July  30, 1999                                   (135,693)
                                                                                                     --------------------
Accumulated other comprehensive losses, June 30, 1999                                                           (460,224)
Foreign currency translation adjustments for the quarter ended October 31, 1999                                  122,402
                                                                                                     --------------------
Accumulated other comprehensive losses, October 31, 1999                                                        (337,822)
Foreign currency translation adjustments for the quarter ended January 31, 2000                                   68,065
                                                                                                     --------------------
Accumulated other comprehensive losses, January 31, 2000                                                        (269,757)
Foreign currency translation adjustments for the quarter ended April 30, 2000                                   (105,157)
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 2000                                                          (374,914)
Foreign currency translation adjustments for the quarter ended July 31, 2000                                     (14,290)
                                                                                                     --------------------
Accumulated other comprehensive losses, July 31, 2000                                                           (389,204)
Foreign currency translation adjustments for the quarter ended October 31, 2000                                 (172,098)
                                                                                                     --------------------

Accumulated other comprehensive losses, October 31, 2000                                                        (561,302)
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

         Nine months ended October 31, 2000 compared to the nine months ended October 31, 1999.

         Sales for the nine month period ended October 31, 2000 were $14.4 million, a 33.1% increase over prior year first nine months sales of $10.8 million. Third quarter sales of $4.5 million contributed to the stellar sales growth year to date, and increased 24.4% over prior year third quarter results. This increase in sales reflected continued growth and distribution of Renee's Gourmet(TM) branded dressings, sauces and marinades into major accounts in Western Canada, as well as Food Service incremental business (Mr.SUB, The KEG, Boston Pizza). The third quarter of this fiscal year was also impacted by incremental sales of Renee's Gourmet(TM) Dressings into the USA in an number of supermarket chains including Harris Teeter's, Wegman's, Lunds/Byerly's and Fairway Markets. The successful launch of a new product line of Renee's GourmetTM branded Dip's (227ml re-useable tub packaging) in major retail accounts in Eastern Canada also had a positive impact on the third quarter results.

         Gross profit for the nine month period ended October 31, 2000 of $4.3 million was 32.6% of net revenues, which was 34.9% higher than the comparable period in 1999 and represented almost a full percentage point improvement in margin. Lower prime ingredient costs more than offset higher than anticipated distribution expenses, generated by a higher percentage of less than truckload shipments, gas surcharges, and increased shipments to longer distance Western Canada accounts.

         Selling expenses of $1.9 million were 34.9% higher than the comparable period of 1999, reflecting additional consumer marketing and sales support expenditures behind new launches and listings of Renee's Gourmet(TM) dressings, dips, sauces and marinades as well as incremental Food Service business. A significant marketing investment behind the launch of Renee's Gourmet(TM) in Western Canada, primarily couponing, in-store demonstrations and print media was necessary in the third quarter. General and Administrative expenses for the nine month period ended October 31, 2000 of $1.3million were 42% higher than prior year same period, primarily to support sales growth, increased support staff and wage increases. R&D expenditures of $262,028 also reflect increased product research and development work, necessary to support the Company's continued aggressive growth.

         Financial costs have been only partially offset by interest income on funds invested in USD interest bearing term accounts.

         Operating income (before income taxes and extraordinary items), increased significantly during the three months ended October 31, 2000 over prior year period to $92,708, $22,689 (32.4%) higher than prior year's comparable period. The resulting operating income of $404,949 for the nine month period ended October 31, 2000 more than doubled the prior year's comparable period. Overall, significantly improved gross margins, were only partially offset by higher than anticipated distribution expenditures, and a planned incremental investment in marketing and selling support behind new product launches and listings.

         The Company also reported a net translation gain of $52,950 on US funds converted to Canadian dollars for the nine month period ended October 31, 2000 as compared to a loss of $49,848 for the same period in 1999. This reflects some strengthening of the US dollar versus the Canadian dollar since the beginning of current fiscal year.

         Net income was $263,404 for the nine month period ended October 31, 2000 or $0.07 per share, versus $143,945 ($0.04 per share) for the comparable prior year period.

Liquidity and Capital Resources

         The Company had net cash from operations of $804,324 for the nine months ending October 31, 2000. The principal source of cash traced to an increase in accounts payable and accrued liabilities. This was partially offset by cash required to carry higher inventories and an increase in prepaid expenses at the end of the period.

         Capital spending during the first nine months of 2000 reflected planned capital additions of $760,124. Capital additions in the current fiscal year to date are higher than prior year excluding the acquisition of A1TM Sauce assets of $1.2 million in July 1999.

         The Company's secured credit arrangement with the National Bank of Canada includes a credit line of Cdn$3.0 million that is due on demand and bears interest at National Bank's Prime plus 0.5% - which is not currently being used due to the Company's positive cash position in US dollars. The Company renegotiated its secured credit facility with the National Bank of Canada effective June 13, 2000. As part of that arrangement, the Company also has a Cdn$1.5 million acquisition line available for future mergers or acquisitions which may be drawn down as an operating loan and bears interest at National Bank's Prime plus 1.0%, subject to certain conditions. As well, the Company has an additional Cdn$1.2 million non-revolving demand loan available for current year capital expenditures and bears interest at National Bank's Prime plus 0.75%. All borrowings are collateralized by the assets of the Company.

         The Company received net proceeds of its initial public offering effective October 9, 1997 of $3,799,062. The Company believes that the proceeds of the Offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next two years. It is the Company's intention to utilize a significant portion of the proceeds to continue to aggressively seek synergistic acquisitions. The Company currently intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

         Item                                                           Amount
         ----                                                           ------

         Purchase of Building                                         $  383,055
         Temporary Investments (1)                                     1,533,896
         Purchase of A1 Sauce business                                 1,227,111
         Repayment of Indebtedness                                       655,000
                                                                      ----------

         Total Application of Net Proceeds                            $3,799,062
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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit description

27.      Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERCORP EXCELLE, INC.

December 14, 2000                       By:         /s/ ARNOLD UNGER
                                                    ----------------
                                                      ARNOLD UNGER
                                              Chief Executive Officer and
                                                     Co-Chairperson

December 14, 2000                       By:         /s/ RENEE UNGER
                                                    ---------------
                                                      RENEE UNGER
                                              President and Co-Chairperson

December 14, 2000                       By:          /s/ FRED BURKE
                                                     --------------
                                                       FRED BURKE
                                             Chief Financial Officer, Chief
                                            Operating Officer and Secretary