Form 10KSB
period 2001-01-31
INTERCORP EXCELLE INC
filed 2001-04-30
CIK 1039467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2001

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

       Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

       The Company's sales for the year ended January 31, 2001 were $18,812,103. As of April 20, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on last sale price of $0.675 on April 20, 2001) was approximately $2,700,514.

       As of April 20, 2001, there were 4,000,761 shares of the registrant's common stock outstanding.

PART I.

Item 1.  DESCRIPTION OF BUSINESS

Products

        The Company manufactures, markets and distributes over 200 products including salad dressings, dips, meat and steak sauces, marinades and mayonnaise. Renee's Gourmet(TM) refrigerated salad dressings and sauces as well as A1(TM) steak sauces are marketed throughout Canada. The Company distributes these lines of gourmet salad dressings and sauces to supermarkets, gourmet stores and specialty shops. Salad dressings, sauces, marinades and mayonnaise are also distributed under the brand name Excelle?and under private labels for both retail and food service establishments, including supermarkets, restaurants, hotels, and other institution's throughout Canada and the United States. Private label products are primarily sold under the supermarket's own name. The Company's private labels include "President's Choice" for Loblaw's Company Ltd., "Our Compliments" for Sobeys, as well as Shaw's, Wegman's and Fleming in the United States.

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

        The Company also distributes a line of low fat dressing, Renee's Gourmet(TM) Naturally Light(TM) intended for the growing diet and health conscious market. The low-fat line includes flavors like, Ravin' Raspberry Japanese, Roasted Red Pepper and Spring Herb Garlic Vinegrette. The Company also distributes a line of low-fat Renee's Gourmet(TM) sauces and meat marinades which, include Creole Mustard, Tangy Thai, Pineapple Ambrosia, Mandarin Orange and Sesame Ginger. In June 2000, the company launched a new line of Renee's Gourmet(TM) Dip's, includes new flavors like Roasted Red Pepper, Sundried Tomato and Feta, Roasted Peppercorn, and White Chocolate Cheesecake. During the year, the company successfully secured incremental listings of Renee's Gourmet(TM) products in a number of US chains, which included Harris Teeter, Lunds/Byerly's and Fairway Markets.

        In addition to original brand name Renee's Gourmet(TM) products, the Company acquired A1(TM) steak sauces for Canada in 1999, moving production into its facility in Toronto, Ontario, and markets two current flavors (Original and Zesty Tex Mex). The 172ml product is distributed to most major retail and food service customers across Canada and a larger 980ml product specifically for Costco stores.

        Excelle products are also made from premium ingredients. The Company produces many flavors of salad dressings, dips, sauces, marinades and mayonnaise, including products such as Peanut Satay, Spicy Thai, Honey Garlic, Roasted Red Pepper, and Hickory BBQ Sauces. The Company markets these products to supermarkets under the Excelle label as well as the supermarkets' own brand under private label arrangements.

        The Company also makes exclusive specialty dressings, sauces, marinades and mayonnaise for restaurants under their own names. Such products are made for distributors such as Serca, and restaurants across Canada such as Boston Pizza, The KEG, Mr. SUB, Kentucky Fried Chicken, Quizno's and Prime Restaurants.

        The Company's products are sold to supermarkets in a variety of bottle sizes, one-gallon containers, individual portions and pouches for food service establishments. Refrigerated salad dressings are sold in the produce section of supermarkets while Renees Gourmet(TM) branded sauces are located in the meat section. Management believes that it is an advantage to sell its products in both the produce and meat sections of the stores because fewer competing products are generally sold in those sections, and because such products naturally complement lettuce, other vegetables and meats. The products generally have a four to twelve month refrigerated shelf life.

        The Company adheres to strict quality standards and uses fresh, natural ingredients. The Company attracts customers by providing salad dressings, sauces and other products that have unusual combinations of flavors and taste ranges, which are not offered by competitors, and because of its focus on healthy products.

Manufacturing

        The Company manufacturers all of its products at its Toronto, Ontario facility. The Company utilizes an integrated manufacturing process for its products which mixes the ingredients, bottles the dressings, applies the appropriate labels and seals the bottles for consumer protection. Because no preservatives are added to the branded salad dressings, they are refrigerated on-site immediately and remain refrigerated through their shipping and storage, until they are disseminated to various supermarkets, gourmet stores or food service providers.

        The Company currently produces over 20,000,000 pounds of its products annually, while utilizing under 50% of its available manufacturing capacity. There are two complete production lines that run all of the bottled products. In addition, the Company has a one gallon line for food service and the capability to produce one and two quart pouches, one to three ounce portion packs, drums and large totes.

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

        The Company markets and advertises all of its products through a combination of in-store demonstrations and promotional ads on racks, signs, and inside displays, national magazine ads, radio commercials, coupon circulars and food shows. The Company uses outside agencies in addition to its in-house marketing department. The Company's employees and its outside agencies conduct sales demonstrations and distribute point of sale materials, develop custom labels and designs for new Renee's Gourmet and A1(TM) product launches. The company also develops and maintains a "Renee's Gourmet(TM)" Web site (www.Renees.com), and an A1(TM) Web site (www.A1sauce.com), as well as handling all customer relations.

        The Company has been very successful marketing its products including those sold under private label agreements, and hopes to continue to meet the reputation that it believes it has gained in the industry for its quality private label products and services. The Company has aggressively pursued the U.S. market with its branded Renee's Gourmet(TM) products, in addition to an already established private label business.

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

        The Company's branded products compete with other larger and more capitalized food companies that manufacture refrigerated dressings, sauces and marinades. The larger competitors who also place their products in the refrigerated produce or dairy sections in the United States include Marie's brand salad dressings, T. Marzetti's, Lighthouse, and Naturally Fresh, which comprise the majority of the United States Market. The Company believes that its competitive standing in the refrigerated section in Canada is maintained by its ability to respond more quickly and more individually to customers' needs than its larger competitors.

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

Awards and Merits

               The Company is constantly being recognized for developing innovative new products and for continued successes in the Canadian marketplace. The Company has been awarded medals for success in Small Business and Entrepreneurship as well as for best new product in various food categories, including two prestigious Grand Prix awards in May 1999 and May 2000. Those awards were for its Renee's Gourmet(TM) Naturally Light(TM) and Sauce product lines, in the category of best new condiments. In 1996, the Company was a finalist in the Financial Post's "Top 50 Best Managed Companies" in Canada, and in 1997 it received an Award of Merit for business excellence from the Chamber of Commerce.

New Product Development

        The Company is constantly evaluating potential new products in order to expand its line of products. The Company is reformulating recipes to develop new flavors. Within the last three years, the Company developed the Renee's Gourmet(TM) Naturally light(TM) line, which is low in fat and calories to appeal to the growing weight and health conscious market, introduced Renee's Gourmet(TM) brand marinades and meat sauces in 1998 and a new line of Renee's Gourmet(TM) Dip's in 2000. In addition, the Company acquired the Canadian A1(TM) steak sauces operation in 1999, and intends to continue to make acquisitions of complementary companies or purchase the rights to distribute or manufacture complimentary products to utilize available production capacity.

Patents and Trademarks

        The Company holds trademarks in Canada, on Renee's Gourmet(TM), Renee's Gourmet Naturally Light(TM), and A1(TM) steak sauce. In addition, the Company holds the trademark for Renee's Gourmet(TM) in the USA. The Company believes that its trademarks have significant value and are an important factor in the marketing of its products. The Company does not hold any patents on its recipes or manufacturing processes. Management believes that it provides better protection of its recipes and its market position from competitors by not patenting them, thereby keeping them secret. Management also believes that its unique modifications and improvements to its manufacturing processes are more appropriately protected by remaining a trade secret, rather than applying for a patent. The Company requires all of its employees to execute confidentiality agreements.


Employees

        As of January 31, 2001, the Company employs 74 persons, which includes 3 senior executives, 10 managers, 26 support staff and 35 full-time non-unionized hourly laborers. The Company has no unionized employees and believes that its relationship with its employees is good.


Item 2.  DESCRIPTION OF PROPERTY

The Company owns a 75,000 square foot facility located in Toronto, Ontario. This plant houses the Company's complete production facilities, warehouse and gymnasium-sized coolers for storage, a research and development department which includes a full lab, a shipping and receiving department, order desk, customer service department and executive offices. In November 2000, the company broke ground on a new 13,000 square foot Cooler addition and it is anticipated to be completed by the spring of 2001. This new Cooler will more than double existing refrigerated warehousing capacity for ingredients and finished goods.


Item 3.  LEGAL PROCEEDINGS

The Company is not aware of any material legal proceedings now pending or threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is currently traded on the OTC Bulletin board market under the symbol "RENE". The following table sets forth the high and low bid prices of the Company's common stock during each quarter for the last 2 fiscal years through the first quarter of fiscal year 2002:


                                                            COMMON STOCK
                                                     -------------------------

                                                         HIGH          LOW

FISCAL 2000
First quarter                                          $ 3 1/8      $   5/8
Second quarter                                         1 13/16          7/8
Third quarter                                          1 13/16          3/8
Fourth quarter                                          1 5/16      1 11/16

FISCAL 2001
First quarter                                          $ 2 1/4      $  1.00
Second quarter                                           1 1/4          3/4
Third quarter                                           1 5/32        23/32
Fourth quarter                                          1 1/16          1/2

FISCAL 2002
First (February 1, 2001 through April 20, 2001)          13/16         7/16


         On April 20, 2001, the Common Stock had a closing bid price of $ 11/16. The Company has not paid dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.
The Company intends to retain any earnings to finance the growth of the Company.

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

  The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

ITEM                                                 AMOUNT

Purchase of Building                               $  390,666
Acquisition of A1 sauces business                   1,251,491
Repayment of Indebtedness                             655,000
Temporary investments (2)                           1,501,905
                                                   ----------

Total Application of Net Proceeds                   3,799,062
                                                   ==========


(2) Temporary investments represent term deposits with the Company's bank for maturity terms less than 3 months.

         The application of the net proceeds to date is not a material change in the use of proceeds described in the prospectus in the Registration Statement.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The statements contained in this Filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward -looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.


        The salad dressing and sauce markets are highly competitive, for both refrigerated and non-refrigerated products, and consist of North American manufacturers, most of whom are larger with greater resources. Product availability, diverse distribution channels, and the ability to offer consistent product quality at competitive prices are key factors.

        The Company's future success as a manufacturer and merchandiser of high-quality salad dressings, sauces, dips and marinades will be influenced by several factors. These include the ability of the Company to efficiently meet production, quality and taste requirements of its customers, management's ability to evaluate the public's quality and taste requirements and to achieve market acceptance of its dressings. Further factors impacting the Company's operations include increases in expenses associated with continued sales growth, the ability of the Company to control fluctuating commodity costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new products given strong competitive pressures. Quality control as well as use of natural ingredients is also essential to the Company's success.

        The Company's customer base is divided among retail branded, retail private label customers, and food service establishments. No one account represents more than 15% of the Company's sales. However, the company does face increasing challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. These include a 1998 merger of National Grocer's with Provigo (to form Loblaw's Company Ltd.), and Sobeys with Oshawa Foods (Sobeys Canada Inc.). The Company has contracts with a number of private label accounts, including Scotts/Kentucky Fried Chicken, Quizno's, Rime Restaurants, Serca, The KEG, and Mr. SUB in Canada, as well as Shaws, Giant Eagle, Fleming and Wegman's in the United States.


Results of Operations

        Fiscal Year ended January 31, 2001 compared to the fiscal year ended January 31, 2000.

        Gross Sales for the twelve months ended January 31, 2001 were CDN $28 million (USD$18.8million), which represented a 24.6% increase over prior year Gross Sales of CDN$22.5million (USD$15.2million). This increase traced to growth from all major business lines (Retail branded, Retail Private Label, Food Service and sales of A1(TM) steak sauces). The Company also obtained new incremental listings of Renee's Gourmet(TM) salad dressings in Western Canada markets (Safeway, Overwaitea) and through a new launch of Renee's Gourmet(TM) Dips in Eastern Canada. Food service generated incremental branded and private label business (Mr. SUB, The KEG, Prime Restaurants), in all markets.


SALES
(in CDN$'000)                   Operating Gross Sales by Major Product Lines
                             --------------------------------------------------
Product Line                      2001            2000            1999

------------------------------------------------------------------------------
RETAIL RENEE'S Gourmet(TM)       $11,764         $ 9,866         $ 7,645
------------------------------------------------------------------------------
A1(TM)STEAK SAUCE (note a)       $ 1,313         $   400         $     0
------------------------------------------------------------------------------
RETAIL PRIVATE LABEL             $ 3,936         $ 4,181         $ 3,870
------------------------------------------------------------------------------
FOOD SERVICE                     $10,831         $ 8,056         $ 6,211
------------------------------------------------------------------------------
US RETAIL                        $   185         $     0         $     0
------------------------------------------------------------------------------
TOTAL BUSINESS (Cdn $)           $28,029         $22,503         $17,726
------------------------------------------------------------------------------
TOTAL BUSINESS (US $)            $18,812         $15,225         $11,939
------------------------------------------------------------------------------

SALES
(in CDN$'000)                        Gross Sales by Major Product Lines
                             --------------------------------------------------
Major Geographic Segment          2001            2000            1999

-------------------------------------------------------------------------------
Canada                           $26,217         $20,941         $16,086
-------------------------------------------------------------------------------
United States of America           1,812           1,562           1,640
-------------------------------------------------------------------------------
Total business ($CDN)             28,029          22,503          17,726
-------------------------------------------------------------------------------
Total business ($US)             $18,812         $15,225         $11,939
-------------------------------------------------------------------------------

        Gross profits for twelve months ended January 31, 2001 of USD$5.2million improved by USD$1.2million (primarily due to sales volume increases) and, at 30.4% percent of net Sales, compared favorably to prior year at 28.7%. This is attributed to a mix of higher margin Renee's Gourmet(TM) business, which was only partially offset by increased warehousing, distribution and operating factory overhead expenses. Also contributing to the favorable margins, were continued lower contracted prices for oil, and other primary ingredients, including dry sugar and eggs. The Company chose to maintain its product price during the fiscal year.

        Total selling expenses of USD$2.5million (14.5% of Net Sales), for the fiscal year, were slightly higher than prior year percent of Net Sales. This reflected the Company's strategy to invest in the growth of branded business through a combination of new product launches, and increased support, through print advertising, in-store demonstrations, couponing and other consumer related promotions. The company also added sales staff resources to handle increased product distribution across North America and future opportunities. These increased expenditures were offset by a focused effort to reduce expenses of code dated product returns, primarily on branded products.

        General and Administrative expenses of USD$1.8million (10.7% of net Sales), were slightly higher than prior year's general and administrative expenses, required to support double digit growth. The Company continued its investment in research and development resources to support both incremental sales generated and future business opportunities.

        Income from operations (before income taxes, gains on foreign exchange and extraordinary items), of USD$416,650 for the twelve months ended January 31, 2001was 7.5% lower than prior year, reflecting higher investment in marketing and sales, required to support an aggressive sales growth strategy and associated margin improvements.

        The Company has recorded an exchange gain of USD$36,007 compared to loss of USD$55,652 in the prior year primarily due to gain on conversion of USD to CDN at overall weaker CDN vs. USD during the fiscal period. The Company's functional currency is Canadian dollars, and is converted into US currency for reporting purposes.

        Income after taxes and extraordinary items was USD$407,881 for the year ending January 31,2001. The Canadian dollar's depreciation versus the US dollar and overall favorable tax position, helped to boost the Company's earning per share to .10cents versus .08cents per share for the prior year.


Liquidity and Capital Resources

        The Company reported a net increase in cash flow of USD$262,385 for the fiscal year ending January 31, 2001. This reflected primarily an increase in net cash from operating activities of USD$848,655 which traced to net income and a decrease in accounts receivable. This was only partially offset by an increase in inventory at year-end. Excess cash balances were used to reduce long term debt during the fiscal year as well as repayments of pre-existing bank loans.

        Cash flows used in investing activities during the twelve months ending January 31, 2001 of USD$1.2 million reflected primarily investments in processing equipment capital additions for the operating company as well as a one-time transfer of long-term debt obligations from the operating Company to the holding Company. The Company's financing activities generated a positive cash flow of USD$657,920. Repayments of long-term debt during the year were more than offset by additional bank financing on capital assets purchased and pre-existing long -term debt. As well, the Company repurchased 48,420 of its shares during the fiscal year for a total of $47,616 - as part of a share re-purchase program approved by its Board of Directors in April 1999.

        The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for at least the next eighteen months. It is still the Company's intention to utilize remaining proceeds from its initial public offering to aggressively secure synergistic acquisitions that would utilize currently available capacity. The Company also intends to support its branded Renee's Gourmet(TM) and A1(TM) businesses through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants. The Company has during the fiscal year, secured from National Bank of Canada, a total credit and standby facility of USD$3.2M for the purpose of meeting daily business operations need and financing capital purchases requirement.

Item 7.  FINANCIAL STATEMENTS

        The Financial Statements are included with this report commencing on page F-1.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On June 1, 2000, the Company dismissed Schwartz Levitsky Feldman, LLP as its independent Chartered Accountants and engaged Richter, Usher and Vineberg, as its new independent Chartered Accountants. During the years ended January 31, 2000 and January 31, 1999, the reports by SLF on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended January 31,2000 and January 31, 1999, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

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

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits
------------

    3.1     Articles of Incorporation of the Registrant(3)
    3.2     By-laws of Registrant(2)
    4.1     Form of Underwriters' Warrant(1)
    4.2     Form of Warrant Agreement(1)
    4.3     Specimen Common Stock Certificate(3)
    4.4     Specimen Redeemable Common Stock Purchase
            Warrant Certificate(3)
   10.2     1997 Stock Option Plan(2)
   10.4     Form of Employment Agreement with Arnold Unger(3)
   10.5     Form of Employment Agreement with Renee Unger(3)
   10.6     Business Development Bank of Canada Note(3)
   10.7     National Bank of Canada Revolving Demand Credit Facility(3)
   10.8     National Bank of Canada Loan Agreement(3)
   21       List of Subsidiaries of Registrant*
   99.1     Share Exchange Agreement(2)

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

April 27, 2001

By: ARNOLD UNGER

/s/ Arnold Unger
----------------------
Arnold Unger
Co-Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                 Position                                                 Date

/s/ Renee Unger      Co-Chairman and President                            April 27, 2001
Renee Unger

/s/ Arnold Unger     Co-Chairman and Chief Executive Officer              April 27, 2001
Arnold Unger

/s/ Fred Burke       Director, Chief Operating Officer, Chief             April 27, 2001
Fred Burke           Financial Officer/Principal Accounting Officer

Lori Gutmann         Director                                             April 30, 2001


/s/ Alysse Unger     Director                                             April 30, 2001
Alysse Unger

John Rothschild      Director                                             April 30, 2001


Taketo Murato        Director                                             April 30, 2001


Karen Unger          Director                                             April 30, 2001

                             INTERCORP EXCELLE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JANUARY 31, 2001 AND 2000
                         TOGETHER WITH AUDITORS' REPORT


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

Consolidated Statements of Changes in Stockholders' Equity                F-6

Notes to Consolidated Financial Statements                                F-7-19

                         REPORT OF INDEPENDENT AUDITORS

      To the Board of Directors and Stockholders of Intercorp Excelle Inc.


Intercorp Excelle Inc.

We have audited the balance sheet of Intercorp Excelle Inc. as at January 31, 2001 and the related statements of income, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Intercorp Excelle Inc. as of January 31, 2000, were audited by other auditors whose report dated March 16, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects the financial position of Intercorp Excelle Inc. as at January 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

We also reported separately, on March 18, 2001, to the Shareholders of Intercorp Excelle Inc. on the 2001 consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles.


/s/ Richter, Usher & Vineberg
Chartered Accountants
90 Eglinton Ave. E. Ste.700
Toronto, Ontario

March 18, 2001

Item 1. Financial Statements

                             INTERCORP EXCELLE INC.
                           Consolidated Balance Sheets
                                As at January 31
                        (Amounts expressed in US Dollars)


                                                            2001           2000

                                                          $            $
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                              2,011,397      1,749,012
Accounts receivable (Note 3)                           1,067,972      1,332,659
Investment tax credit recoverable                        140,944         99,230
Inventory (Note 4)                                     1,659,879      1,527,818
Income tax recoverable                                    23,478         35,043
Prepaid expenses and Sundry assets                        85,967         77,847
Current maturities due from a director                     8,001             --
                                                     ---------------------------

Total Current Assets                                   4,997,637      4,821,609

DUE FROM A DIRECTOR (Note 5)                              57,004             --
PROPERTY, PLANT AND EQUIPMENT (Note 6)                 3,987,666      3,546,530
INTANGIBLE ASSET (Note 7)                                772,718        828,042
                                                     ---------------------------

Total Assets                                           9,815,025      9,196,181
                                                     ===========================

                             INTERCORP EXCELLE INC.
                           Consolidated Balance Sheets
                                As at January 31
                        (Amounts expressed in US Dollars)


                                                            2001           2000

                                                               $              $
                                   LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 8)      1,896,414      2,063,998
Current portion of long term debt                        450,331        275,651
                                                     ---------------------------

                                                       2,346,746      2,339,649

LONG TERM DEBT (Note 9)                                1,696,519      1,218,329
DUE TO DIRECTORS (Note 10)                               117,954        125,775
DEFERRED INCOME TAXES (Note 13)                          161,714        198,478
                                                     ---------------------------

Total liabilities                                      4,322,933      3,882,231
                                                     ---------------------------


                              STOCKHOLDERS' EQUITY

COMMON STOCK (Note 11)                                 3,344,522      3,344,522
ADDITIONAL PAID IN CAPITAL                               505,496        505,496
RETAINED EARNINGS                                      2,177,113      1,769,232
TREASURY STOCKS                                          (81,591)       (35,543)
CUMULATIVE TRANSLATION ADJUSTMENTS                      (453,448)      (269,757)
                                                     ---------------------------

Total Stockholders' Equity                             5,492,092      5,313,950
                                                     ---------------------------

Total Liabilities and Stockholders' Equity             9,815,025      9,196,181
                                                     ===========================

                             INTERCORP EXCELLE INC.
                        Consolidated Statements Of Income
                         For the years ended January 31
                        (Amounts expressed in US Dollars)


                                              2001           2000          1999

                                                 $              $             $

GROSS SALES                             18,812,103     15,225,382    11,938,764
Trade Expenditures                       1,595,049      1,160,434       830,473

                                     -------------------------------------------

NET SALES                               17,217,053     14,064,948    11,108,291

Cost of sales                           11,984,718     10,023,703     7,615,057
                                     -------------------------------------------

GROSS PROFIT                             5,232,335      4,041,245     3,493,234
                                     -------------------------------------------

EXPENSES
Selling                                  2,493,987      1,959,473     1,615,817
General & Administrative                 1,835,469      1,271,928     1,270,472
Research & Development Costs
  (Note 12)                                291,199        231,446       161,728
Financial (Note 18)                         77,453         39,834        10,588
Amortization                               117,576         88,229        90,536
                                     -------------------------------------------

TOTAL OPERATING EXPENSES                 4,815,685      3,590,910     3,149,143
                                     -------------------------------------------

OPERATING INCOME                           416,650        450,335       344,091

Gain/(loss) on foreign exchange             36,007        (55,652)       83,405
                                     -------------------------------------------
INCOME BEFORE INCOME TAXES                 452,657        394,683       427,498

Income Taxes (Note 13)                      44,776         86,492       143,646
                                     -------------------------------------------

NET INCOME                                 407,881        308,191       283,852
                                     ===========================================

NET INCOME PER WEIGHTED AVERAGE
COMMON SHARE                                  0.10           0.08          0.07
                                     ===========================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                            3,952,649      4,014,798     4,092,897
                                     ===========================================

                             INTERCORP EXCELLE INC.
                      Consolidated Statements Of Cash Flows
                         For the years ended January 31
                        (Amounts expressed in US Dollars)


                                                              2001          2000           1999

                                                                 $             $              $

Cash flows from operating activities:
Net Income                                                 407,881       308,191       283,852
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortization                                          576,668       498,916       294,695
     Loss/(gain) on disposal of equipment                    2,738        (5,968)       (5,247)
     Decrease/(increase) in accounts receivable            220,946      (504,250)     (137,964)
     Increase in investments tax credits                   (45,437)      (44,744)      (19,533)
     Increase in inventory                                (185,507)     (433,637)     (278,949)
     Decrease/(increase) in prepaid expenses               (10,854)       68,242      (105,413)
     Increase/(decrease) in accounts payable
       and accrued liabilities                             (98,003)      686,244       193,211
     Changes in income tax recoverable/payable              10,451       (17,739)       13,923
     Increase/(decrease) in deferred income tax            (30,229)       22,327        37,642
                                                      ----------------------------------------
Total adjustments                                          440,774       269,391        (7,635)
                                                      ----------------------------------------

Net cash provided by operating activities                  848,655       577,582       276,217
                                                      ----------------------------------------

Cash flows from investing activities:
      Proceeds from disposal equipment                      18,312           812        14,015
      Purchase of property, plant and equipment         (1,136,619)     (476,072)     (360,714)
      Acquisition of A1 Sauce                                   --    (1,290,332)           --
      Advances to a director                               (65,497)           --            --
                                                      ----------------------------------------

Net cash used in investing activities                   (1,183,804)   (1,765,592)     (346,699)
                                                      ----------------------------------------

Cash flows from financing activities
      Proceeds from long term debt                       1,041,526       145,178       317,410
      Repayment of long term debt                         (332,427)     (282,299)     (406,038)
      Repayment of advances from shareholders               (3,563)           --            --
      Net proceeds from issuance of common stock                --            --       113,750
      Repurchase of common shares                          (47,616)     (199,624)           --
                                                      ----------------------------------------

Net cash provided by (used in) financing activities        657,920      (336,745)       25,122
                                                      ----------------------------------------

Effect of foreign currency exchange rate changes           (60,386)      103,620      (153,283)
                                                      ----------------------------------------

Net increase/(decrease) in cash and cash equivalents       262,385    (1,421,135)     (198,643)

Cash and cash equivalents
Beginning of period                                      1,749,012     3,170,147     3,368,790

                                                      ----------------------------------------
End of period                                            2,011,397     1,749,012     3,170,147
                                                      ========================================

Income tax paid                                             28,478        35,240        70,997
                                                      ========================================

Interest paid (received), net (Note 18)                     77,453        39,834        10,588
                                                      ========================================

                             INTERCORP EXCELLE INC.
                 Consolidated Statements of Stockholders' Equity
                       For the year ended January 31, 2001
                        (Amounts expressed in US Dollars)


                                                                    Additional                Cumulative
                                                       Common        Paid-in       Treasury   Translation     Retained
                                                       Stock         Capital         Stock    Adjustments     Earnings      Total
                                                         $              $              $           $             $            $

Balance as of January 31, 1998                       3,764,467       139,975            --      (278,934)    1,177,189    4,802,697
Issuance of common stock
pursuant to exercise of stock options                  113,750                                                              113,750
Foreign currency translation                                --            --            --      (208,587)           --     (208,587)
Net income for the year                                     --            --            --            --       283,852      283,852

                                                    -------------------------------------------------------------------------------

Balance as of January 31, 1999                       3,878,217       139,975            --      (487,521)    1,461,041    4,991,712

Repurchase of 129,298 common shares                                               (203,717)           --            --     (203,717)

Cancellation of 106,739 common shares                 (533,695)      365,521       168,174                                       --
Foreign currency translation                                                                     217,764                    217,764
Net income for the year                                     --            --            --            --       308,191      308,191
                                                    -------------------------------------------------------------------------------

Balance as of January 31, 2000                       3,344,522       505,496       (35,543)     (269,757)    1,769,232    5,313,950

Repurchase of 48,420 common shares                                                 (46,048)           --            --      (46,048)

Foreign currency translation                                                                    (183,691)                  (183,691)
Net income for the year                                     --            --            --            --       407,881      407,881
                                                    -------------------------------------------------------------------------------

Balance as of January 31, 2001                       3,344,522       505,496       (81,591)     (453,448)    2,177,113    5,492,092
                                                    ===============================================================================

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

e) Long-term Financial Instruments

     The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be. Accordingly, the carrying value approximates the fair value.

f) Inventory

     Inventory is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis.

g) Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Building                              4% declining balance
Equipment                             20% declining balance
Leasehold Improvements                10% straight line
Vehicle                               30% declining balance
Computer Equipment                    30% declining balance
Office Furniture                      20% declining balance
Computer Software                     straight line over a year

Amortization for assets acquired during the period are recorded at one-half of the indicated rates.

Amortization has not been recorded on capital assets under construction.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


h) Income Taxes

The company accounts for income tax under the provisions of Statement of Financial Accounting Standard No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recorded in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are measured using the enacted tax rates that would be in effect when these differences are expected to be reversed. Deferred income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the assets will be realized.

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


n) Accounting Changes

In 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. SFAS 130 requires companies to disclose comprehensive income in the financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealized appreciation (depreciation) of securities and foreign currency translation adjustments.

SFAS 131 established new standards for reporting operating segments, products and services, geographic areas and major customers. Segments are defined consistent with the basis management used internally to assess performance and allocate resources.

o) Comparative Figures

Certain figures in the 2000 financial statements have been reclassified to conform with the basis of presentation used in the current year.


2. BANK INDEBTEDNESS

     Bank indebtedness bears interest at the bank's prime rate plus 1% per annum and represents an operating loan which revolves in multiples of $10,000. The bank indebtedness is secured by an assignment of book debts, a general security agreement, a fixed charge on equipment, a pledge of inventory, assignment of fire insurance, and a postponement of amounts due to directors.

The Company has a credit operating line of USD$2M, as part of a total banking facilities of USD$3.2M. As at end of the fiscal year, the Company had no outstanding balance on its credit operating line.

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


3. ACCOUNTS RECEIVABLE

                                                       2001                2000

                                                          $                   $

Accounts receivable                               1,090,417           1,347,637
Less: Allowance for doubtful accounts               (22,445)            (14,978)
                                         ------------------- -------------------

Accounts receivable                               1,067,972           1,332,659
                                         =================== ===================


4. INVENTORY

Inventory comprised the following:

                                                       2001                2000

                                                          $                    $

Raw materials                                       641,996             504,595
Work in progress                                         --              27,956
Finished Goods                                    1,017,883             995,267
                                         ------------------- -------------------

Inventory                                         1,659,879           1,527,818
                                         =================== ===================


5. DUE FROM A DIRECTOR

The amounts due from a director are unsecured, bear interest at the Canada Customs and Revenue Agency prescribed rate and are repayable CDN$1,000 monthly plus interest.


6. PROPERTY, PLANT AND EQUIPMENT

                                                       2001                2000

                                                          $                   $

Cost:

Land                                                490,033             507,316
Building                                            834,029             863,445
Equipment                                         4,524,684           4,006,720
Leasehold improvements                              397,918             350,100
Vehicle                                              52,689              54,547
Computer equipment                                  176,790             133,851
Office furniture                                    107,230              96,006
Computer software                                   132,732             137,413
Building addition under construction                306,527                  --
                                         ------------------- -------------------

                                                  7,022,632           6,149,398
                                         ------------------- -------------------

Accumulated amortization:

Building                                            103,512              75,651
Equipment                                         2,436,159           2,097,405
Leasehold improvements                              186,959             172,723
Vehicle                                              49,380              49,653
Computer equipment                                  107,040              90,406
Office furniture                                     69,429              63,970
Computer software                                    82,487              53,060
                                         ------------------- -------------------

Accumulated amortization                          3,034,966           2,602,868
                                         ------------------- -------------------

Net                                               3,987,666           3,546,530
                                         =================== ===================

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


7. INTANGIBLE ASSET

                                                       2001                2000

                                                          $                   $

Cost                                                813,388             842,077
Accumulated amortization                            (40,670)            (14,035)
                                         ------------------- -------------------

Net                                                 772,718             828,042
                                         =================== ===================


8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                       2001                2000

                                                          $                   $

Trade payables                                      963,950             862,759
Accrued expenses                                    932,464           1,201,239
                                         ------------------- -------------------

Accounts payable                                  1,896,414           2,063,998
                                         =================== ===================

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


9. LONG-TERM DEBT

                                                                               2001           2000

                                                                                  $              $
a) Long-term Debt

   Demand loan with agreed terms of monthly repayments of $4,415
   principal plus interest at the Cdn bank's prime rate plus 1 1/2%        42,031             --
   per annum

   Demand loan with agreed terms of monthly repayments of $10,523
   principal plus interest at the Cdn bank's prime rate plus 3/4%         261,289             --
   per annum

   Demand loan with agreed terms of monthly repayments of $9,405
   principal plus interest at the Cdn bank's prime rate plus 3/4%         460,596             --
   per annum

   Demand loan with agreed terms of monthly repayments of  $10,227        601,215             --
   principal plus interest at the Cdn bank's prime rate plus 3/4%
   per annum

   Demand loan with agreed terms of monthly repayments of $3,889
   principal plus interest at the Cdn bank's prime rate plus 3/4%         781,719        857,606
   per annum

   Capital loans, repayable monthly, $2,531 principal plus interest
   at the Cdn bank's prime rate plus 1 1/2% per annum                          --         43,024

   Capital loans, repayable monthly, $2,588 principal plus interest
   at the Cdn bank's prime rate plus 1 1/2% per annum                          --         55,886

   Capital loans, repayable monthly, $7,662 principal plus interest
   at the Cdn bank's prime rate plus 3/4% per annum                            --        256,249

   Capital loans, repayable monthly, $3,693 principal plus interest
   at the bank's prime rate plus 3/4% per annum                                --        145,453

   Capital loans, repayable monthly, $2,468 principal plus interest
   at the Cdn bank's prime rate plus 3/4% per annum                            --        135,762

                                                                      ------------ --------------

                                                                        2,146,850      1,493,980

   Less: Current portion                                                  450,331        275,651
                                                                      ------------ --------------

                                                                        1,696,519      1,218,329
                                                                      ============ ==============


b) Long-term debt is secured by the security as described in note 2.


c) Future principal payment obligations are as follows:

    2002                  $ 450,335
    2003                    408,301
    2004                    290,749
    2005                    282,020
    2006                    167,080

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


10. DUE TO DIRECTORS

     The amounts due to directors are unsecured, bear interest at the directors' effective borrowing rate, are without any specific repayment terms, and are not expected to be repaid prior to February 1, 2002.


11. COMMON STOCK

a) Authorized

     An unlimited number of common and preference shares.

     The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, and conditions attaching to each share of such series.

b) Issued:

                                                                      2001              2000

                                                                         $                 $
4,000,761 (4,000,761 common shares in 2000)                      3,344,522         3,344,522
                                                          ================= =================

Common shares issued comprised of:

                                                       2001                              2000
                                        ----------------------------------- --------------------------------

                                                   Shares                $          Shares                $
Initial subscription                                  300              220             300              220
Share purchase acquisition                      2,899,700              160       2,899,700              160
Private placement bridging finance                175,000           87,500         175,000           87,500
Initial public offering                         1,000,000        5,000,000       1,000,000        5,000,000
Share issuance costs                                   --       (1,323,413)             --       (1,323,413)
Exercise of stock options                          32,500          113,750          32,500          113,750
Retirement of shares                             (106,739)        (533,695)       (106,739)        (533,695)
                                        ------------------ ---------------- --------------- ----------------

                                                4,000,761        3,344,522       4,000,761        3,344,522
                                        ================== ================ =============== ================

c) ADDITIONAL PAID IN CAPITAL:

Additional Paid in Capital comprised of:

                                                               2001                         2000
                                                   ----------------------------------------------------------

                                                         Warrants             $      Warrants              $
Warrants                                                1,399,750       139,975     1,399,750        139,975
Excess of purchase price over original stated
value of common shares of 106,739 treasury stock
  retired                                                      --       365,521            --        365,521
                                                   ----------------------------------------------------------

                                                        1,399,750       505,496     1,399,750        505,496
                                                   ==========================================================

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


d) Purchase Warrants

Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and Continental Stock Transfer & Trust Company. Each Warrant entitles its holder to purchase, during the four year period commencing on October 9, 1997, one share of common stock at an exercise price of $6 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

The Warrants may be redeemed by the company at any time from October 9, 1998 (or earlier with the consent of the representative) and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the NASDAQ SmallCap Market or the OTC Bulletin Board, or the last sale price per share of the common stock, if listed on the NASDAQ National Market or on a national exchange, is at least 150% ($9 per share, subject to adjustment) of the exercise price of the Warrants for a period of 20 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or classification of the common stock. The Warrants do not confer upon holders any voting or any other rights of shareholders of the company.

Effective October 10, 2000 the exercise price of the Warrants has been amended to $2.50 for the purchase of each common share.

No Warrant will be exercisable unless at the time of exercise the Company has filed with the Commission a current prospectus covering the issuance of common stock issuable upon the exercise of the Warrant and the issuance of shares has been registered or qualified or is deemed to be exempt from registration or qualification under the securities of the laws of the state of residence of the holder of the Warrant. The Company has undertaken to use its best efforts to maintain a current prospectus relating to the issuance of shares of common stock upon the exercise of the Warrants until the expiration of the Warrants, subject to the terms of the Warrant Agreement. While it is the Company's intention to maintain a current prospectus, there is no assurance that it will be able to do so.

e) Bridge Warrants

In May 1997, the Company issued an aggregate of 175,000 Warrants (the "Bridge Warrants"). The Bridge Warrants entitle the holder to purchase one share of common stock for $3.75per share for a period of four years. Bridge Warrants are exchangeable at the option of the holder for a like number of Warrants with identical terms as the Warrants.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


f) Stock Option Plan

In May 1997, the board of directors and shareholders adopted the Intercorp Excelle Inc. Stock Option Plan (the "1997 Plan"), pursuant to which 500,000 shares of common stock are reserved for issuance. The 1997 Plan is administered by the compensation committee of the board of directors, who determine, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

The 1997 Plan is for a period for ten years, expiring in May 2007. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the 1997 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price as determined by the board. Options are non-transferable except by the laws of descent and distribution or a change in control of the company, as defined in the 1997 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of the company and merger or consolidated with another, or (ii) a majority of the board changes other than by the shareholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person. If a participant ceases affiliation with the company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for cause with results in immediate termination of the option.

Options granted under the 1997 Plan, at the discretion of the compensation committee or the board, may be exercised either with cash, common stock having a fair market equal to the cash exercisable price, the participant's personal resource note, or with an assignment to the company of sufficient proceeds from the sale of the common stock acquired upon the exercise of the options with an authorization to the broker or selling agent to pay that amount to the company, or any combination of the above.

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

In April 2000, the Board granted 12,000 options under the 1997 Plan to three of the company's independent directors, 56,000 options to five directors and 35,000 options to employees. Forty percent of the options are exercisable at January 31, 2001, an additional 30% become exercisable after April 26, 2001 and all of the remaining options are exercisable after April 26, 2001.

In March 1999, the Board granted 10,000 options under the 1997 Plan to two of the company's independent directors. Thirty percent of these options are not exercisable until after March 3, 2001. In April 1999, the Board granted 26,500 options to employees and 20,000 options to five directors under the 1997 Plan, which are exercisable at January 31, 2001.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


f) Stock Option Plan (continue)

On September 8, 1999, the board of directors approved a change to the exercise price of existing outstanding stock options to US$1.00.

Activity in the stock option plan for the year is summarized below:

Options granted to:

                                                               Weighted Average
                                                                 Exercise Price
                                                      Options          $
Directors                                             167,500              1.00
Independent Directors                                  10,000              1.00
Key employees                                          30,000              1.00
                                             ----------------- -----------------

Options outstanding at February 1, 1999               207,500              1.00

Options to key employees cancelled                     (7,000)             1.00
Options granted to two independent directors           10,000              1.00
Options granted to Directors                           20,000              1.00
Options granted to employees                           24,500              1.00
                                             ----------------- -----------------

Options outstanding at January 31, 2000               255,000              1.00

Options to key employees cancelled                    (32,000)             1.00
Options granted to two independent directors           12,000              1.00
Options granted to Directors                           56,000              1.00
Options granted to employees                           35,000              1.00
                                             ----------------- -----------------

Options outstanding at January 31, 2001               326,000              1.00
                                             ================= =================

No options are exercised or expired during the fiscal year.

g) Application of SFAS 123: Accounting for Stock-Based Compensation

As all options granted are exercisable at $1.00 per share which approximates the fair value of the share using the Black-Schole option-pricing model. Accordingly, no stock-based compensation has been recognized in connection with these options.


12. RESEARCH AND DEVELOPMENT COSTS

Research and development cost are comprised of:

                                          2001             2000            1999

                                             $                $               $

Expense incurred                       391,965          328,979         251,847
Less: Investment tax credits          (100,766)         (97,433)        (90,119)
                               ---------------- ---------------- ---------------

Net expense                            291,199          231,446         161,728
                               ================ ================ ===============

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)


13. INCOME TAXES

                                                                 2001             2000            1999

                                                                    $                $               $
Current                                                        75,006           64,077         123,671
Deferred                                                      (30,230)          22,415          19,975
                                                      ---------------- ---------------- ---------------

                                                               44,776           86,492         143,646
                                                      ================ ================ ===============

Income taxes consists of:

                                                                 2001             2000            1999

                                                                    $                $               $
Amount calculated at basic Federal and Provincial
  rates                                                       209,676          101,351         100,677
Effect of Federal Manufacturing and Processing
  deduction                                                   (43,262)              --              --
Effect of Ontario Research and Development super
  allowance                                                    (9,459)         (17,800)             --
Prior year's tax                                                   --               --          25,001
Utilization of previously unrecorded losses                   (33,232)              --              --
Previously unrecorded temporary differences                   (90,615)              --              --
Permanent and other differences                                11,668            2,941          17,968
                                                      ---------------- ---------------- ---------------

                                                               44,776           86,492         143,646
                                                      ================ ================ ===============

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

The deferred tax assets and liabilities as of January 31, 2001 and 2000 are as follows:

                                                                 2001             2000

                                                                    $                $
Deferred tax assets:
Loss carryforward                                             136,933          118,341
Financing expenses                                            164,097          254,827
Research and development expenditures                         214,534               --
                                                      ---------------- ----------------

Total deferred tax assets                                     515,564          373,168
Valuation allowance                                           332,540          371,678
                                                      ---------------- ----------------

Total net deferred tax assets                                 183,024            1,490
                                                      ================ ================

Deferred tax liabilities:
Accelerated depreciation                                      327,284          188,643
Goodwill                                                       17,454           11,324
                                                      ---------------- ----------------

Total deferred tax liabilities                                344,738          199,967
                                                      ================ ================

Total net deferred tax liabilities                            161,714          198,477
                                                      ================ ================


14. NET INCOME PER SHARE

     Fully diluted earnings per share was the same as basic net income per common share for fiscal 2001, 2000 and 1999.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


15. CONCENTRATION OF CREDIT RISK

     The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.

    The company maintains its cash balances with a large national Canadian chartered bank. The Company performs periodic evaluations of the relative credit standing of this financial institution.

    The company's trade accounts receivable reflects a broad customer base and are primarily with large Canadian grocery chains and food service establishments. The company sells products to United States customers and has accounts receivable denominated in United States dollars resulting in an exposure to exchange risk. However, substantially all of the company's accounts receivable are denominated in Canadian dollars.


16. COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                                            2001              2000

                                                                               $                 $
Net income                                                               407,881           308,191
Other comprehensive income / (loss)                                     (183,691)          217,764
                                                                ----------------- -----------------

Comprehensive income                                                     224,190           525,955
                                                                ================= =================

Accumulated other comprehensive losses, January 31, 1997                                   (31,929)
Foreign currency translation adjustments for the year ended January 31, 1998
                                                                                          (247,005)
                                                                                    ----------------

Accumulated other comprehensive losses, January 31, 1998                                  (278,934)
Foreign currency translation adjustments for the year ended January 31, 1999
                                                                                          (208,587)
                                                                                    ----------------

Accumulated other comprehensive losses, January 31, 1999                                  (487,521)
Foreign currency translation adjustments for the year ended January 31, 2000               217,764
                                                                                    ----------------

Accumulated other comprehensive losses, January 31, 2000                                  (269,757)
Foreign currency translation adjustments for the year ended January 31, 2001              (183,691)
                                                                                    ----------------

Accumulated other comprehensive losses, January 31, 2001                                  (453,448)
                                                                                    ================

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

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


17. SEGEMENTED INFORMATION:

     The company derives its revenues from one segment, food products and accordingly, there is one reportable segment. All the company's capital assets are located in Canada. Net sales to customers are as follows:

                                                                 2001             2000            1999

                                                                    $                $               $
Canada                                                     16,097,945       13,006,380      10,002,804
United States of  America                                   1,119,108        1,058,568       1,105,487
                                                      ---------------- ---------------- ---------------

                                                           17,217,053       14,064,948      11,108,291
                                                      ================ ================ ===============

18. OTHER SUPPLEMENTAL INFORMATION

The following items were included in the statements of income:

                                                           2001           2000           1999

                                                              $              $              $
Amortization of property, plant and equipment           549,349        498,916        294,695
Amortization of intangible assets                        27,319         14,035              -

Interest paid/(received) on:
Bank indebtedness                                       (74,821)       (86,303)      (131,618)
Long term debt                                          152,274        126,137        142,206
                                                 --------------- -------------- --------------

                                                         77,453         39,834         10,588
                                                 =============== ============== ==============

                                  EXHIBIT INDEX
                                  -------------

    3.1      Articles of Incorporation of the Registrant(3)
    3.2      By-laws of Registrant(2)
    4.1      Form of Underwriters' Warrant(1)
    4.2      Form of Warrant Agreement(1)
    4.3      Specimen Common Stock Certificate(3)
    4.4      Specimen Redeemable Common Stock Purchase Warrant Certificate(3)
   10.2      1997 Stock Option Plan(2)
   10.4      Form of Employment Agreement with Arnold Unger(3)
   10.5      Form of Employment Agreement with Renee Unger(3)
   10.6      Business Development Bank of Canada Note(3)
   10.7      National Bank of Canada Revolving Demand Credit Facility(3)
   10.8      National Bank of Canada Loan Agreement(3)
   21        List of Subsidiaries of Registrant*
   99.1      Share Exchange Agreement(2)

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