Form 10QSB
period 2001-04-30
INTERCORP EXCELLE INC
filed 2001-06-14
CIK 1039467

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 2001

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

                                   -----------

         Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ X ]          No [   ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: June 14, 2001 - 4,000,761 common shares, no par value.

         Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]


                                                                                                                            Page

PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Interim Consolidated Balance Sheets as at April 30, 2001 and January 31, 2001                           1

                     Interim Consolidated Statements of Income for the three months ended                                    2
                     April 30, 2001 and 2000

                     Interim Consolidated Statements of Cash Flows for the three months ended                                3
                     April 30, 2001 and 2000

                     Interim Consolidated Statements of Stockholders' Equity for the three months                            4
                     ended April 30, 2001

                     Notes to Interim Consolidated Financial Statements                                                    5 - 11

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations                 12-13

PART II.             OTHER INFORMATION

Item 2.              Changes in Securities and Use of Proceeds                                                               14

Item 6.              Exhibits and reports on Form 8-K                                                                        15

                     Signatures                                                                                              16

Item 1. Financial Statements

                             INTERCORP EXCELLE INC.
                       Interim Consolidated Balance Sheets
                    As at April 30, 2001 AND January 31, 2001
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                             `                                                  April 30,        January 31,
                                                                                 2001               2001
                                                                                   $                  $
                                                  ASSETS
CURRENT ASSETS
Cash and short term investments                                                 1,264,900         2,011,397
Accounts receivable                                                             1,518,587         1,067,972
Investment tax credit recoverable                                                 145,297           140,944
Inventory                                                                       1,767,134         1,659,879
Income tax recoverable                                                                  -            23,478
Prepaid expenses and sundry assets                                                135,051            85,967
Current maturities due from directors                                              15,250             8,001
                                                                           ---------------------------------

Total current assets                                                            4,846,219         4,997,637

DUE FROM DIRECTORS                                                                105,775            57,004
PROPERTY, PLANT AND EQUIPMENT                                                   4,027,108         3,987,666
INTANGIBLE ASSET                                                                  745,511           772,718
                                                                           ---------------------------------
Total Assets                                                                    9,724,614         9,815,025
                                                                           =================================




                                                LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        2,069,409         1,896,414
Income tax payable                                                                 12,801                 -
Current portion of long term debt                                                 438,321           450,331
                                                                           ---------------------------------
Total current liabilities                                                       2,520,531         2,346,746

LONG TERM DEBT                                                                  1,532,732         1,696,519
DUE TO DIRECTORS                                                                  114,808           117,954
DEFERRED INCOME TAXES                                                             157,401           161,714
                                                                           ---------------------------------
Total Liabilities                                                               4,325,472         4,322,933
                                                                           ---------------------------------

                                           STOCKHOLDERS' EQUITY

COMMON STOCK                                                                    3,344,522         3,344,522
ADDITIONAL PAID IN CAPITAL                                                        505,496           505,496
RETAINED EARNINGS                                                               2,237,718         2,177,113
TREASURY STOCKS                                             Note 3               (86,635)          (81,591)
CUMULATIVE TRANSLATION ADJUSTMENTS                                              (601,959)         (453,448)
                                                                           ---------------------------------
Total Stockholders' Equity                                                      5,399,142         5,492,092
                                                                           ---------------------------------
Total Liabilities and Stockholders' Equity                                      9,724,614         9,815,025
                                                                           =================================

                             INTERCORP EXCELLE INC.
                    Interim Consolidated Statements Of Income
               For the three months ended April 30, 2001 and 2000
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                     3 months ended      3 months ended
                                                     April 30, 2001      April 30, 2000
                                                            $                  $

GROSS SALES                                             4,897,843          4,239,923
Trade Expenditures                                        499,469            355,904
                                              ---------------------------------------
NET SALES                                               4,398,374          3,884,019
Cost of sales                                           3,097,347          2,712,524
                                              ---------------------------------------
GROSS PROFIT                                            1,301,028          1,171,495
                                              ---------------------------------------

EXPENSES
Selling                                                   627,453            575,958
General & administrative                                  446,456            390,940
Research & development costs                               95,784             95,946
Financial (net of interest income)                         27,015             14,255
Amortization                                               24,834             28,573
                                              ---------------------------------------
TOTAL OPERATING EXPENSES                                1,221,543          1,105,673
                                              ---------------------------------------
OPERATING INCOME                                           79,485             65,823

Gain/(loss) on exchange                                    16,640             20,388
                                               --------------------------------------
INCOME BEFORE INCOME TAXES                                 96,125             86,211

Income taxes                                               35,520             20,468
                                              ---------------------------------------
NET INCOME                                                 60,605             65,743
                                              =======================================

NET INCOME PER WEIGHTED AVERAGE
COMMON SHARE                                                 0.02               0.02
                                              =======================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                                           3,925,597          3,978,202
                                              =======================================

                             INTERCORP EXCELLE INC.
                  Interim Consolidated Statements Of Cash Flows
               For the three months ended April 30, 2001 and 2000
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                                             April 30, 2001    April 30, 2000
                                                                                   $                  $

Cash flows from operating activities:
Net Income                                                                          60,605          65,743
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                                 105,019         130,815
      Loss on disposal of assets                                                       263               -
      Increase in accounts receivable                                            (477,962)       (291,383)
      Increase in investments tax credits                                          (8,093)         (8,529)
      Increase in inventory                                                      (151,166)       (154,095)
      Decrease/(increase) in prepaid expenses                                     (51,254)        (63,442)
      Increase in accounts payable and accrued liabilities                         223,043         486,606
      Changes in income tax payable/recoverable                                     35,568           9,393
                                                                          ---------------------------------

Total adjustments                                                                (324,581)         109,365
                                                                          ---------------------------------

Net cash provided (used) by operating activities                                 (263,976)         175,108
                                                                          ---------------------------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                                  (244,152)       (161,493)
      Advances to directors                                                       (57,618)               -

                                                                          ---------------------------------
Net cash used in investing activities                                            (301,770)       (161,493)
                                                                          ---------------------------------

Cash flows from financing activities
      Mortgage repayments                                                         (11,329)        (11,940)
      Proceeds from long term debt                                                      -         431,090
      Repayment of long term debt                                                (106,929)        (54,182)
      Repurchase of common shares                                                  (5,044)               -
                                                                          ---------------------------------

Net cash provided by (used in) financing activities                              (123,302)         364,968
                                                                          ---------------------------------



Effect of foreign currency exchange rate changes                                  (57,449)        (37,280)
                                                                          ---------------------------------

Net increase/(decrease) in cash and cash equivalents                             (746,498)         341,303

Cash and cash equivalents
Beginning of period                                                              2,011,397       1,749,012

                                                                          ---------------------------------
End of period                                                                    1,264,900       2,090,315
                                                                          =================================

Income tax paid                                                                          -               -
                                                                          =================================

Interest paid , net                                                                 27,015          38,436

                                                                          =================================

                                     Page 3

                             INTERCORP EXCELLE INC.
             Interim Consolidated Statements of Stockholders' Equity
                              As at April 30, 2001
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                     Additional                       Cumulative
                                       Common          Paid-in        Treasury       Translation       Retained
                                        Stock          Capital          Stock        Adjustments       Earnings          Total
                                          $               $               $               $                $               $

Balance as of January 31, 2001       3,344,522         505,496        (81,591)        (453,448)       2,177,113       5,492,092
Repurchase of 7,500 common            -               -                (5,044)                -        -                (5,044)
shares
Foreign currency translation          -               -                      -        (148,511)        -              (148,511)
Net income for the quarter            -               -                      -        -                  60,605          60,605
                               -------------------------------------------------------------------------------------------------

Balance as of April 30, 2001         3,344,522         505,496        (86,635)        (601,959)       2,237,718       5,399,142
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

g) Property, Plant and Equipment

         Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Building                                      4% declining balance
Equipment                                     20% declining balance
Leasehold Improvement                         10% straight line
Vehicle                                       30% declining balance
Computer Equipment                            30% declining balance
Office Furniture                              20% declining balance
Computer Software                             Straight-line over a year

Amortization for assets acquired during the period are recorded at one-half of the indicated rates.

Amortization has not been recorded on capital assets under construction.

INTERCORP EXCELLE INC.
Notes to  Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

h) Income Taxes

The company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recorded in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are measured using the enacted tax rates that would be in effect when these differences are expected to be reversed. Deferred income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the assets will be realized.

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

         Fully diluted earnings per share was the same as basic net income per common share for the period ended April 30, 2001.

p) Comparative Figures

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

Issued:
                                       April 30, 2001       January 31, 2001
                                             $                     $

4,000,761 common shares                      3,344,522             3,344,522
                                  ===================== =====================

b)  Purchase Warrants

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



As at April 30, 2001, none of the Warrants have been exercised.

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

As at April 30, 2001, none of the Bridge Warrants has been exercised.

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

On September 8, 1999, the Board of Directors has approved to change the exercise price of existing outstanding stock options to US$1.00.

Options outstanding as at April 30, 2001 are as follows:

Options granted to:                                                                  Weighted Average
                                                                   Options            Exercise Price
                                                                                             $
Directors                                                                 243,500                   1.00
Employees                                                                  50,500                   1.00
Options granted to two independent directors                               32,000                   1.00
                                                             --------------------- ----------------------

Options oustanding at April 30, 2001                                      326,000                   1.00
                                                             ===================== ======================

No options are exercised or granted during the quarter ended April 30, 2001

e.) Application of SFAS 123: Accounting for Stock-Based Compensation

As all options granted are exercisable at $1.00 per share which approximates the fair value of the share using the Black-Schole option-pricing model. Accordingly, no stock-based compensation has been recognized in connection with these options.

3.) Treasury Stock

         On March 1, 1999, the Board of Directors approved a Company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at April 30, 2001 the Company had repurchased 185,218 shares and of which 106,739 shares were cancelled in January 2000. As at April 30, 2001, the Company has on hand 78,479 common shares.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

4.)   COMPREHENSIVE INCOME

       The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                                                       April 2001            April 2000
                                                                                                $                     $

Net income                                                                                 60,605                65,743
Other comprehensive income/(loss)                                                        (148,511)             (135,775)
                                                                             --------------------- ---------------------

Comprehensive income                                                                     (87,906)              (70,332)
                                                                             ===================== =====================


Accumulated other comprehensive losses, January 31, 1999                                                       (487,521)
Foreign currency translation adjustments for the quarter ended April 30, 1999                                    162,990
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 1999                                                         (324,531)
Foreign currency translation adjustments for the quarter ended July  30, 1999                                  (135,693)
                                                                                                     --------------------
Accumulated other comprehensive losses, June 30, 1999                                                          (460,224)
Foreign currency translation adjustments for the quarter ended October 31, 1999                                  122,402
                                                                                                     --------------------
Accumulated other comprehensive losses, October 31, 1999                                                       (337,822)
Foreign currency translation adjustments for the quarter ended January 31, 2000                                   68,065
                                                                                                     --------------------
Accumulated other comprehensive losses, January 31, 2000                                                       (269,757)
Foreign currency translation adjustments for the quarter ended April 30, 2000                                  (105,157)
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 2000                                                         (374,914)
Foreign currency translation adjustments for the quarter ended July 31, 2000                                    (14,290)
                                                                                                     --------------------
Accumulated other comprehensive losses, July 31, 2000                                                          (389,204)
Foreign currency translation adjustments for the quarter ended October 31, 2000                                (172,098)
                                                                                                     --------------------
Accumulated other comprehensive losses, October 31, 2000                                                       (561,302)
Foreign currency translation adjustments for the quarter ended January 31, 2001                                  107,854
                                                                                                     --------------------
Accumulated other comprehensive losses, January 31, 2001                                                       (453,448)
Foreign currency translation adjustments for the quarter ended April 30, 2001                                  (148,511)
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 2001                                                         (601,959)
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

Results of Operations
         Three months ended April 30, 2001 compared to the three months ended April 30, 2000.

         Sales for the three months ended April 30, 2001 were CDN$7.56 million (USD$4.9 million), a 21.7% increase over prior year first quarter sales of CDN$6.2 million (USD$4.2 million). This increase in sales reflected continued growth and distribution of Renee's Gourmet(TM) branded dressings primarily across Canada, as well as Private Label, Food Service and A1 SaucesTM. Incremental US branded and Private Label business also contributed to strong first quarter results.

         Gross profit for the three month period ended April 30, 2001 of USD$1.3 million was 29.6% of net sales, which was only slightly lower than the same period one year ago USD$1.17 million (30.2% of net sales). Lower prime ingredient and plant operating costs were more than offset by higher distribution expenses due to heavier shipments to the Western marketplace.

         Selling and marketing expenses for the three month period ended April 30, 2001 of USD$627,453 were 8.9% higher than the comparable three month period in 2000, reflecting additional consumer marketing and sales support expenditures behind Renee's Gourment(TM) dressings, sauces and marinades as well as Food Service business. General and Administrative expenses of $446,456 were 14.2% higher than prior year first quarter, primarily due to support sales growth and wage increases. R&D expenditures of $95,784 also reflect continuous commitment to innovation, product research and the development work necessary to support the company's continued aggressive growth over the last few years.

         Financial costs have been only partially offset by interest income on funds invested in USD interest bearing term accounts.

         Operating income (before income taxes and extraordinary items), increased during the three months ended April 30, 2001 to USD$79,485, which was USD$13,662 (20.8%) higher than prior year's first quarter. Overall, gross margins were offset by higher distribution expenditures, and planned incremental investments in marketing and selling support behind new product launches.

         The Company also reported a net translation gain of $16,640 on US funds converted to Canadian dollars for the first three months of the current fiscal year. This reflects some strengthening of the US dollar versus the Canadian dollar since the beginning of current fiscal year.

         Net income was USD$60,605 or $0.02 per share for the three months ended April 30, 2001 versus USD$65,743 for the comparable prior year period.

Liquidity and Capital Resources

         The Company used cash in operations of $263,976 for the three months ending April 30, 2001. The principal use of cash traced to an increase in accounts receivable and inventories. This was partially offset by cash released from the increase in accounts payable at the end of the period.

         Capital spending during the first three months of 2001 reflected planned capital additions of $244,152. Capital additions in the current fiscal year to date are higher than prior year in part to the completion of a new 14,000 sq.ft. on-site cooler. The additional space is integral to support the current and future growth.

         The Company's secured credit arrangement with the National Bank of Canada includes a credit line of Cdn$3.0 million that is due on demand and bears interest at National Bank's Prime plus 0.5%, which is not currently being used due to the Company's positive cash position in US dollars. The Company renegotiated its secured credit facility with the National Bank of Canada effective June 13, 2000. As part of that arrangement, the Company also has a Cdn$1.5 million acquisition line available for future mergers or acquisitions which may be drawn down as an operating loan and bears interest at National Bank's Prime plus 1.0%, subject to certain conditions. As well, the Company has an additional Cdn$1.2 million non-revolving demand loan available for current year capital expenditures and bears interest at National Bank's Prime plus 0.75%. All borrowings are collateralized by the assets of the Company.

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

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

Expense                                                       Amount
-------                                                       ------

Underwriter's Discounts and Commissions                          $512,247
Expenses paid to or for the Underwriters                          241,674
Other expenses                                                    569,492
                                                         -----------------

Total Expenses                                                 $1,323,413
                                                         =================


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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

Item                                                          Amount

Purchase of Building                                             $380,246
Temporary Investments (1)                                       1,545,704
Purchase of A1 Sauce business                                   1,218,112
Repayment of Indebtedness                                         655,000
                                                         -----------------

Total Application of Net Proceeds                              $3,799,062
                                                         =================


(1)      Money market investments

         Temporary investments represent term deposits with the Company's bank for maturity terms less than 3 months.

         The application of the net proceeds to date is not a material change in the use of proceeds described in the prospectus in the Registration Statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit description

27.      Financial Data Schedule

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended April 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERCORP EXCELLE, INC.

June 14, 2001                             By:           /s/ ARNOLD UNGER
                                                        ----------------
                                                          ARNOLD UNGER
                                                  Chief Executive Officer and
                                                         Co-Chairperson

June 14, 2001                             By:           /s/ RENEE UNGER
                                                        ---------------
                                                          RENEE UNGER
                                                  President and Co-Chairperson

June 14, 2001                             By:            /s/ FRED BURKE
                                                         --------------
                                                           FRED BURKE
                                                 Chief Financial Officer, Chief
                                                Operating Officer and Secretary