Form 10-Q
period 2001-07-31
INTERCORP EXCELLE INC
filed 2001-09-14
CIK 1039467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended July 31, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: September 13, 2001 - 4,000,761 common shares, no par value.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]        No [X]


                                                                                                                Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as at July 31, 2001 and January 31, 2001                            1

         Interim Consolidated Statements of Income for the three months and six months ended                     2
         July 31, 2001 and 2000

         Interim Consolidated Statements of Cash Flows for the six months ended                                  3
         July 31, 2001 and 2000

         Interim Consolidated Statements of Stockholders' Equity for the six months                              4
         ended July 31, 2001

         Notes to Interim Consolidated Financial Statements                                                    5 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 12-13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                               14

Item 4.  Submission of Matters to a Vote of Security Holders                                                     15

Item 6.  Exhibits and reports on Form 8-K                                                                        16
         Signatures                                                                                              17


Item 1. Financial Statements

                             INTERCORP EXCELLE INC.
                      Interim Consolidated Balance Sheets
                    As at July 31, 2001 AND January 31, 2001
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                                              July 31,       January 31,
                                                                                2001            2001
                                                                                 $                $
                                                  ASSETS
CURRENT ASSETS
Cash and short term investments                                                   642,947         2,011,397
Accounts receivable                                                             1,663,530         1,067,972
Investment tax credit recoverable                                                 154,553           140,944
Inventory                                                                       2,190,809         1,659,879
Income tax recoverable                                                                  -            23,478
Prepaid expenses and sundry assets                                                203,609            85,967
Current maturities due from directors                                             15,363,             8,001
                                                                           ---------------------------------

Total Current Assets                                                            4,870,811         4,997,637

DUE FROM DIRECTORS                                                                102,347            57,004
PROPERTY, PLANT AND EQUIPMENT                                                   4,165,203         3,987,666
INTANGIBLE ASSET                                                                  744,421           772,718
                                                                           ---------------------------------

Total Assets                                                                    9,882,782         9,815,025
                                                                           =================================




                                                LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        2,154,793         1,896,414
Income tax payable                                                                  4,098                 -
Current portion of long term debt                                                 441,587           450,331
                                                                           ---------------------------------

Total Current Liabilities                                                       2,600,479         2,346,746

LONG TERM DEBT                                                                  1,430,030         1,696,519
DUE TO DIRECTORS                                                                  115,664           117,954
DEFERRED INCOME TAXES                                                             158,574           161,714
                                                                           ---------------------------------

Total Liabilities                                                               4,304,746         4,322,933
                                                                           ---------------------------------

                                           STOCKHOLDERS' EQUITY

COMMON STOCK                                                                    3,344,522         3,344,522
ADDITIONAL PAID IN CAPITAL                                                        505,496           505,496
RETAINED EARNINGS                                                               2,389,845         2,177,113
TREASURY STOCKS                                             Note 3              (100,832)          (81,591)
CUMULATIVE TRANSLATION ADJUSTMENTS                                              (560,995)         (453,448)
                                                                           ---------------------------------

Total Stockholders' Equity                                                      5,578,036         5,492,092
                                                                           ---------------------------------

Total Liabilities and Stockholders' Equity                                      9,882,782         9,815,025
                                                                           =================================


                             INTERCORP EXCELLE INC.
                   Interim Consolidated Statements Of Income
        For the three months and six months ended July 31, 2001 and 2000
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                   3 months ended     6 months ended     3 months ended     6 months ended
                                                    July 31, 2001       July 31,2001      July 31, 2000      July 31, 2000
                                                       $                                                        $
GROSS SALES                                             6,568,802         11,466,645          5,694,102          9,934,025
Trade Expenditures                                        642,208          1,141,677            526,360            882,264
                                              -----------------------------------------------------------------------------

NET SALES                                               5,926,594         10,324,968          5,167,742          9,051,761
Cost of sales                                           3,968,866          7,066,213          3,501,858          6,214,382
                                              -----------------------------------------------------------------------------

GROSS PROFIT                                            1,957,728          3,258,755          1,665,884          2,837,379
                                              -----------------------------------------------------------------------------

EXPENSES
Selling                                                 1,255,479          1,882,932            888,205          1,464,162
General & administrative                                  365,013            811,469            394,264            785,204
Research & development costs                              106,903            202,687            105,679            201,625
Financial (net of interest income)                         32,187             59,202             26,425             40,681
Amortization                                               25,299             50,134             29,308             57,881
                                              -----------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                1,784,881          3,006,423          1,443,881          2,549,554
                                              -----------------------------------------------------------------------------

OPERATING INCOME                                          172,847            252,332            222,003            287,826

Gain/(loss) on exchange                                   (7,036)              9,604              4,022             24,411
                                              -----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                165,811            261,936            226,025            312,237
Income taxes  (Note 4)                                     13,684             49,204             72,868             93,337
                                              -----------------------------------------------------------------------------

NET INCOME                                                152,126            212,732            153,157            218,900
                                              =============================================================================

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
                                                             0.03               0.05               0.04               0.06
                                              =============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
                                                        3,912,282          3,910,487          3,968,561          3,973,329
                                              =============================================================================


                             INTERCORP EXCELLE INC.
                 Interim Consolidated Statements Of Cash Flows
                For the six months ended July 31, 2001 and 2000
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                                           July 31, 2001    July 31, 2000
                                                                                 $                $
Cash flows from operating activities:
Net Income                                                                         212,732         218,900
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                                 243,482         270,978
      Gain on disposal of assets                                                       265               -
      Increase in accounts receivable                                            (613,115)       (370,391)
      Increase in investments tax credits                                         (16,261)        (17,002)
      Increase in inventory                                                      (560,255)       (447,210)
      Increase in prepaid expenses                                               (118,695)        (90,000)
      Increase in accounts payable and accrued liabilities                         293,678         627,056
      Changes in income tax payable/recoverable                                     26,980          77,867
                                                                          ---------------------------------

Total adjustments                                                                (743,921)          51,298
                                                                          ---------------------------------

Net cash provided (used) by operating activities                                 (531,190)         270,198
                                                                          ---------------------------------

Cash flows from investing activities:
        Purchase of property, plant and equipment                                (484,171)       (359,128)
        Advances to directors                                                     (53,690)               -

                                                                          ---------------------------------
Net cash used in investing activities                                            (537,861)       (359,128)
                                                                          ---------------------------------

Cash flows from financing activities
        Mortgage repayments                                                       (22,764)        (23,801)
        Proceeds from long term debt                                                     -         429,678
        Repayment of long term debt                                              (209,579)       (128,493)
        Repurchase of common shares                                               (19,241)        (14,131)
                                                                          ---------------------------------

Net cash provided by (used in) financing activities                              (251,584)         263,253
                                                                          ---------------------------------

Effect of foreign currency exchange rate changes                                  (47,816)        (39,164)
                                                                          ---------------------------------

Net increase/(decrease) in cash and cash equivalents                           (1,368,451)         135,159

Cash and cash equivalents
Beginning of period                                                              2,011,397       1,749,012

                                                                          ---------------------------------
End of period                                                                      642,947       1,884,171
                                                                          =================================

Income tax paid                                                                     31,126          15,977
                                                                          =================================

Interest paid , net                                                                 59,178          40,843

                                                                          =================================


                             INTERCORP EXCELLE INC.
            Interim Consolidated Statements of Stockholders' Equity
                              As at July 31, 2001
                       (Amounts expressed in US Dollars)
                                  (Unaudited)


                                                 Additional                       Cumulative
                                   Common          Paid-in        Treasury       Translation       Retained
                                    Stock          Capital          Stock        Adjustments       Earnings          Total
                                      $               $               $               $                $               $
Balance as of January 31, 2001       3,344,522         505,496        (81,591)        (453,448)       2,177,113       5,492,092
Repurchase of 7,500 common            -               -                (5,044)                -        -                (5,044)
shares
Foreign currency translation          -               -                      -        (148,511)        -              (148,511)
Net income for the quarter            -               -                      -        -                  60,605          60,605
                               -------------------------------------------------------------------------------------------------

Balance as of April 30, 2001         3,344,522         505,496        (86,635)        (601,959)       2,237,718       5,399,142

Repurchase of 20,000 common                  -               -        (14,197)                -               -        (14,197)
shares

Foreign currency translation                 -               -               -           40,964               -          40,964

Net income for the quarter                   -               -               -                -         152,126         152,126

Balance as of July 31, 2001          3,344,522         505,496       (100,832)        (560,995)       2,389,845       5,578,036
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

         Fully diluted earnings per share was the same as basic net income per common share for the period ended July 31, 2001.

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
                                        July 31, 2001        January 31, 2001
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

         As at July 31, 2001, none of the Warrants have been exercised.

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

         As at July 31, 2001, none of the Bridge Warrants has been exercised.

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

         On May 17,2001 the Board of Directors approved a change to the exercise price of existing outstanding stock options to US$0.42.

Options outstanding as at July 31, 2001 are as follows:


Options granted to:                                                                  Weighted Average
                                                                   Options            Exercise Price
                                                                                             $
Directors                                                                 243,500                   0.42
Employees                                                                  50,500                   0.42
Options granted to two independent directors                               32,000                   0.42
                                                             --------------------- ----------------------

Options oustanding at July 31, 2001                                       326,000                   0.42
                                                             ===================== ======================


         No options are exercised or granted during the quarter ended July 31, 2001

e.)      Application of SFAS 123: Accounting for Stock-Based Compensation

         As all options granted are exercisable at $0.42 per share which approximates the fair value of the share using the Black-Schole option-pricing model. Accordingly, no stock-based compensation has been recognized in connection with these options.

3.)      Treasury Stock

         On March 1, 1999, the Board of Directors approved a Company stock repurchase program to buy back up to 250,000 common shares of the Company at a market price per share not exceeding $2.00. As at July 31, 2001 the Company had repurchased 205,218 shares and of which 106,739 shares were cancelled in January 2000. As at July 31, 2001, the Company has on hand 98,479 common shares.

INTERCORP EXCELLE INC.
Notes to Consolidated Financial Statements (continued)
(Amounts expressed in US Dollars)
(Unaudited)

4.)      INCOME TAXES

         Income taxes for the three months ended July 31, 2001 have been reduced by approximately $44,000, representing the benefit of tax losses included in deferred tax assets, net of changes in the valuation allowance.


5.)      COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:


                                                                                        July 2001             July 2000
                                                                                                $
Net income                                                                                152,126               153,157
Other comprehensive income / (loss)                                                        40,964              (14,290)
                                                                             --------------------- ---------------------

Comprehensive income                                                                      193,090               138,867
                                                                             ===================== =====================


Accumulated other comprehensive losses, January 31, 1999                                                       (487,521)
Foreign currency translation adjustments for the quarter ended April 30, 1999                                    162,990
                                                                                                     --------------------
Accumulated other comprehensive losses, April 30, 1999                                                         (324,531)
Foreign currency translation adjustments for the quarter ended July  30, 1999                                  (135,693)
                                                                                                     --------------------
Accumulated other comprehensive losses, June 30, 1999                                                          (460,224)
Foreign currency translation adjustments for the quarter ended October 31, 1999                                  122,402
                                                                                                     --------------------
Accumulated other comprehensive losses, October 31, 1999                                                       (337,822)
Foreign currency translation adjustments for the quarter ended January 31, 2000                                   68,065
                                                                                                     --------------------
Accumulated other comprehensive losses, January 31, 2000                                                       (269,757)
Foreign currency translation adjustments for the quarter ended April 30, 2000                                  (105,157)
                                                                                                     --------------------

Accumulated other comprehensive losses, April 30, 2000                                                         (374,914)
Foreign currency translation adjustments for the quarter ended July 31, 2000                                    (14,290)
                                                                                                     --------------------

Accumulated other comprehensive losses, July 31, 2000                                                          (389,204)
Foreign currency translation adjustments for the quarter ended October 31, 2000                                (172,098)
                                                                                                     --------------------

Accumulated other comprehensive losses, October 31, 2000                                                       (561,302)
Foreign currency translation adjustments for the quarter ended January 31, 2001                                  107,854
                                                                                                     --------------------

Accumulated other comprehensive losses, January 31, 2001                                                       (453,448)
Foreign currency translation adjustments for the quarter ended April 30, 2001                                  (148,511)
                                                                                                     --------------------

Accumulated other comprehensive losses, April 30, 2001                                                         (601,959)

Foreign currency translation adjustments for the quarter ended July 31, 2001                                      40,964
                                                                                                     --------------------

Accumulated other comprehensive losses, July 31, 2001                                                          (560,995)
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

         Six months ended July 31, 2001 compared to the six months ended July 31, 2000.

         Sales for the six months ended July 31, 2001 were CDN$17.6 million ($11.5 million), a 20.2% increase over prior year six months sales of CDN$14.7 million ($9.9 million). This increase in sales reflected continued growth and distribution of Renee's Gourmet(TM) branded dressings primarily across Canada, as well as Private Label, Food Service and A1 Sauces(TM). Incremental US branded and Private Label business also contributed to strong second quarter results.

         Gross profit for the six month period ended July 31, 2001 of $3.3 million was 31.6% of net sales, which was only slightly higher than the same period one year ago $2.8 million (31.3% of net sales). Lower prime ingredient and plant operating costs were more than offset by higher distribution expenses due to heavier shipments to the Western marketplace.

         Selling and marketing expenses for the six month period ended July 31, 2001 of $1.88 million were 28.6% higher than the comparable six month period in 2000, reflecting additional consumer marketing and sales support expenditures behind Renee's Gourment(TM) dressings, sauces and marinades as well as Food Service business. General and Administrative expenses of $811,469 were 3.3% higher than prior year six month, primarily due to support sales growth and wage increases. R&D expenditures of $202,687 also reflect continuous commitment to innovation, product research and the development work necessary to support the company's continued aggressive growth over the last few years.

         Financial costs have been only partially offset by interest income on funds invested in USD interest bearing term accounts.

         Operating income (before income taxes and extraordinary items), decreased $35,494 over prior year to $252,332 for the six months ended July 31, 2001. Overall, gross margins were offset by higher distribution expenditures, and planned incremental investments in marketing and selling support behind new product launches.

             The Company also reported a net translation gain of $9,604 on US funds converted to Canadian dollars for the first six months of the current fiscal year. This reflects some strengthening of the US dollar versus the Canadian dollar since the beginning of current fiscal year.

         Net income was $212,732 or $0.05 per share for the six months ended July 31, 2001 versus $218,900 for the comparable prior year period.

Liquidity and Capital Resources

         The Company used cash in operations of $531,190 for the six months ending July 31, 2001. The principal use of cash traced to an increase in accounts receivable and inventories. This was partially offset by cash released from the increase in accounts payable at the end of the period.

         Capital spending during the first six months of 2001 reflected planned capital additions of $484,171. Capital additions in the current fiscal year to date are higher than prior year in part to the completion of a new 14,000 sq.ft. on-site cooler. The additional space is integral to support the current and future growth.

         The Company's secured credit arrangement with the National Bank of Canada includes a credit line of CDN$3.0 million that is due on demand and bears interest at National Bank's Prime plus 0.5%, which is not currently being used due to the Company's positive cash position in US dollars. The Company renegotiated its secured credit facility with the National Bank of Canada effective June 11, 2001. As part of that arrangement, the Company also has a CDN$1.5 million acquisition line available for future mergers or acquisitions which may be drawn down as an operating loan and bears interest at National Bank's Prime plus 1.0%, subject to certain conditions. As well, the Company has an additional CDN$1.79 million non-revolving demand loan available for current year capital expenditures and bears interest at National Bank's Prime plus 0.5%. All borrowings are collateralized by the assets of the Company.

         The Company currently intends to support its branded Renee's business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings and other debt placements may be considered, in part, or in combination, as the situation warrants.

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

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-
QSB:

Item                                                                Amount

Purchase of Building                                                   $383,080
Temporary Investments (1)                                             1,533,791
Purchase of A1 Sauce business                                         1,227,191
Repayment of Indebtedness                                               655,000
                                                               -----------------

Total Application of Net Proceeds                                    $3,799,062
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 17, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders were asked to vote upon: (i) the election of eight directors to serve for the ensuing year; and (ii) the appointment of an independent accounting firm for the ensuing year.

         The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                       For              Withheld            Against
Arnold Unger           3,594,673          600                  0
Renee Unger            3,594,673          600                  0
Fred Burke             3,595,173          100                  0
Lori Gutmann           3,595,173          100                  0
Alysse Unger           3,593,673        1,6000
John Rothschild        3,594,673          600                  0
Taketo Murata          3,595,173          100                  0
Karen Unger            3,594,173        1,1000

Arnold Unger, Renee Unger, Fred Burke, Lori Gutmann, Alysse Unger, John Rothschild, Taketo Murata and Karen Unger were duly elected as Directors of the Corporation to serve until the Annual Meeting of Stockholders in the year 2002 or until their respective successors have been duly elected and qualified.

         Richter, Usher & Vineberg, Chartered Accountants was approved to act as the Company's independent chartered accountants for the ensuing year by the following vote:

                         For                 Against             Abstain

                         3,594,773           4,001               -0-

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit description

27.      Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended July 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERCORP EXCELLE, INC.
September 14, 2001                           By:         /s/ ARNOLD UNGER
                                                         ----------------
                                                           ARNOLD UNGER
                                                   Chief Executive Officer and
                                                          Co-Chairperson

September 14, 2001                           By:         /s/ RENEE UNGER
                                                         ---------------
                                                           RENEE UNGER
                                                   President and Co-Chairperson

September 14, 2001                           By:          /s/ FRED BURKE
                                                          --------------
                                                            FRED BURKE
                                                  Chief Financial Officer, Chief
                                                 Operating Officer and Secretary